Form 10-Q
period 2020-08-31
Healthcare Business Resources, Inc.
filed 2020-10-16
CIK 1796949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 31,2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-56214

Healthcare Business Resources Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3639946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-273 Nashville, TN	37204
(Address of principal executive offices)	(Zip Code)

615-856-5542
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act: None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,590,000 shares of common stock as of October 15, 2020

Healthcare Business Resources Inc.

ii

PART I – FINANCIAL INFORMATION

HEALTHCARE BUSINESS RESOURCES INC.

CONDENSED BALANCE SHEET
As of August 31, 2020 and February 29, 2020

	August 31, 2020 (Unaudited)	February 29, 2019
ASSETS
Cash	$77,380	$172,843
Total Current Assets	77,380	172,843

Total Assets	$77,380	$172,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$826	$-
Total current liabilities	826	-

Total Liabilities	826	-

COMMITMENTS AND CONTINGENCIES (See Note 5)

Stockholders’ Equity
Common stock; $0.001 par value; 200,000,000 shares authorized, 19,590,000 shares issued and outstanding	19,590	19,590
Additional paid in capital	1,590,750	173,110
Accumulated deficit	(1,533,786)	(19,857)
Total Stockholders’ Equity	76,554	172,843
Total Liabilities and Stockholders’ Equity	$77,380	$172,843

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE BUSINESS RESOURCES INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three and six months ended August 31, 2020
(unaudited)

	For the three months ended August 31,	For the six months ended August 31,
	2020	2020
Revenues
Revenue	$2,009	$2,009

Operating Expenses
Advertising and marketing	25,896	37,896
Professional fees	25,200	57,431
Share based compensation	1,417,640	1,417,640
Other expenses	2,910	2,971
Total Operating Expenses	1,471,646	1,515,938

Loss from operations	(1,469,637)	(1,513,929)

Net Loss before income taxes	(1,469,637)	(1,513,929)
Income tax provision	-
Net loss after income taxes	$(1,469,637)	$(1,513,929)

Net loss per common share - basic and fully diluted	$(0.08)	$(0.08)

Weighted average shares outstanding – basic and diluted	19,590,000	19,590,000

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE BUSINESS RESOURCES INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended August 31, 2020
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, February 29, 2020	19,590,000	$19,590	$173,110	$(19,857)	$172,843

Net loss	-	-	-	(44,292)	(44,292)

Balance, May 31, 2020	19,590,000	$19,590	$173,110	$(64,149)	$128,551

Stock options issued for service	-	-	1,417,640	-	1,417,640

Net loss	-	-	-	(1,469,637)	(1,469,637)

Balance, August 31, 2020	19,590,000	$19,590	$1,590,750	$(1,533,786)	$76,554

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE BUSINESS RESOURCES INC.
CONDENSED STATEMENT OF CASH FLOWS
For the six months ended August 20, 2020

For the six months ended August 31, 2020 (unaudited)
Cash flows from operating activities:
Net loss	$(1,513,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,417,640
Changes in operating assets and liabilities:
Accounts payable	826
Net cash used in operating activities	$(95,463)

Cash flows from investing activities	$-
Cash flows from financing activities	$-

Net change in cash	(95,463)
Cash, at beginning of period	172,843
Cash, at end of period	$77,380

Supplemental cash flow information:
Interest paid	-
Income taxes paid	-

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE BUSINESS RECOURCES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS

On September 9, 2019 (commencement of operations), Healthcare Business Resources Inc. (the “Company”), a domestic corporation was organized in Delaware to provide consulting services. These services include management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations; and financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S economy as federal, state, and local governments react to this public health crisis.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2020, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein is adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended February 29, 2020.

The Company had no activity from March 1, 2019 to August 31, 2019. Accordingly, the condensed statements of operations, statement of changes in stockholders’ equity and condensed statement of cash flows for the comparative period of March 1, 2019 through August 31, 2019 are not presented.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America, and, as such, include amounts based on judgments, estimates, and assumptions made by management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company is in the development stage, which is defined as an entity devoting substantially all of its efforts to establishing a new business and for which its primary line of business has not yet began. The following is a description of the more significant accounting policies followed by the Company:

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of August 31, 2020.

Revenue Recognition
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) or (“ASC Topic 606”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for public companies with annual reporting periods beginning after December 31, 2017, and is to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial adoption. Early adoption is permitted for all entities but not before the original effective date for public entities. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. As an emerging growth company, the Company has an option to adopt with all other entities.

The Company plans to recognize revenue from contracts with its customers under ASC Topic 606. As sales are expected to be primarily from sales of advisory services, the Company does not expect significant post-delivery obligations. Revenue from sales of advisory services is recorded over the period earned and are recognized under ASC Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●
Executed contracts with the Company’s customers that it believes are legally enforceable;
●
Identification of the performance obligation within the respective contract, which is the delivery of service;
●
Determination of the transaction price for each performance obligation in the respective contract;
●
Allocation of the transaction price to each performance obligation; and
●
Recognition of revenue only when the Company satisfies each performance obligation

As of August 31, 2020, we have acquired one customer who has contracted with us to assess, evaluate and implement our financial incentive program services. Specifically, we contracted with a software company that delivers structured reporting and coding solutions to healthcare facilities ranging from small practices to large hospital systems. The client is owned by a non-affiliate Selling Stockholder. We contracted to provide financial incentive services, including assistance to identify potential grants, incentives, refunds, tax credits and future savings/and or programs that might be available as well as to make recommendations to optimize growth and profitability. Under the terms of the agreement, we and our third-party consultants will pursue any economic benefits identified on behalf of our client by performing additional services, including but not limited to further review of financial and tax information, tax planning, program application, accounting work and preparation and filing of tax returns and/or amendments and work with the client to optimize process improvement and documentation. Under the terms of our agreement, our fees are 5% of the economic benefit obtained as a result of our services, are earned upon performing of the services, but we have agreed to accept payment for services rendered to within 10 days of our client receiving any financial incentives from the United States Treasury or other Government organization. While we estimate the value of our fee for this engagement to be approximately $7,500, there is no assurance we will be successful at providing the services or that the client will receive the estimated economic benefit.

We plan to charge clients a fee for our management consulting services based on time (e.g. hourly or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of August 31, 2020, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of August 31, 2020, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, it will take to generate any management consulting services revenue. We cannot assure you that we will ever generate enough management consulting revenue to sustain our operations.

We plan to charge clients a fee for our financial incentives services primarily based on the economic benefit we facilitate from any incentive programs, when permitted by any applicable rules and guidelines. Where contingency fees are not permissible, fixed fee contracts may be used. As part of our incentive program services, we may be at risk for certain third-party accounting, legal and consulting fees until such time as we are reimbursed by our client, if ever.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statementdeclared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Expenses
Expenses include sales and marketing costs, payroll and related benefit costs, insurance expenses, legal and professional fees and administrative overhead. Expenses are recognized when incurred.

Income Taxes
Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the Enactment date. A valuation allowance is established for deferred tax assets that, based on management’s evaluation, are not expected to be realized.

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of August 31, 2020.

Net loss per share
The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common stockholders by the diluted weighted average number of shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share for periods where the Company reported a net loss because including the 3,000,000 dilutive securities would be anti-dilutive.

Fair value of Financial Instruments
The Company’s financial instruments consist primarily of cash and accounts payables. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature or carry interest rates that approximate market rate.

Other Recently Issued Accounting Guidance
During the period from September 9, 2019 through August 31, 2020, the FASB issued certain other accounting standard updates that were not relevant to the Company’s operations.

Covid – 19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 Outbreak continues to evolve as of this date. As such, we cannot estimate the full magnitude that the pandemic will have on our business. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations for the Company’s fiscal year ending February 29, 2021 and beyond. Management is actively monitoring the impact of the global pandemic on its financial condition, liquidity, operations, industry, and workforce.

Given the daily evolution of the COVID-19 Outbreak and the global responses to curb its spread, the we are not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the Company’s fiscal year ending February 29, 2021.

The impacts of the current COVID-19 pandemic are broad reaching and the impacts on the Company’s sales of advisory services is to date unknown. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers may request temporary relief, delay or not make scheduled payments on their payment commitments. The Company is actively working with its operators to proactively manage the impact of the pandemic on its business and the business of the operators.

NOTE 3. EQUITY

Stock Split
On July 27, 2020, the Company effected a 20-for-1 stock split of its common stock in the form of a stock dividend. The Company has retroactively restated its stockholders’ equity section by increasing common stock and decreasing additional paid in capital for the par value of the shares to show the impact of the 20-to-1 increase in number of shares outstanding.

Incentive Stock Options

On August 8, 2020, we granted non-qualified stock options to purchase up to 3,000,000 shares of our common stock at the exercise price of $.50 per share for a ten-year term to certain of our officers, directors and consultants who are performing additional unanticipated work involved with executing the Company’s business plan and who are not being paid cash compensation.

The table below summarizes information related to options issued and vested during the three and six months ended August 31, 2020:

Options Granted	# of Options	Weighted Avg. Exercise price	Weighted Avg. Grant date fair value	Weighted Avg remaining life (in years)
Outstanding at March 1, 2020	-	-	-	-
Granted	3,000,000	$0.50	$1,417,640	10
Exercised	-	-	-	-
Forfeited and expired	-	-	-	-
Outstanding at August 31, 2020	3,000,000	$0.50	$1,417,640	10
Vested at August 31, 2020	3,000,000	$0.50	$1,417,640	10

During the six months ended August 31, 2020, the fair value of the options granted was $1,417,640 of which all had vested. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life	10 years
Volatility	120.59%
Dividend yield	0%
Risk free interest rate	0.59%

NOTE 4. INCOME TAXES

No provision for federal income taxes has been recognized for the three and six months ended August 31, 2020 has the Company incurred a net operating loss for income tax purposes and has no carry back potential. The components of deferred tax asset at August 31, 2020, are as follow:

2020
Net operating loss	$317,900
Less: Valuation Allowance	$(317,900)
Net Deferred tax asset	$-

A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. At August 31, 2020, the Company recorded a valuation allowance for the entire deferred tax asset due to the uncertainty surrounding the timing of realizing certain tax benefits in future income tax returns. The Company has carryforward losses available to offset future taxable income amounting to $1,513,000 which expire on 2035.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is not aware of any other commitments or contingencies that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 6. RISK CONCENTRATIONS

Financial instruments that potentially expose the Company to certain concentrations of credit risk include cash in bank accounts. The cash deposits, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning January 1, 2013, as per FDIC, all deposit accounts, including checking and savings accounts, money market deposit accounts and certificates of deposit are standardly insured for up to $250,000. The standard insurance coverage is per depositor, per insured bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

●
the timing of the development of future products;

●
projections of costs, revenue, earnings, capital structure and other financial items;

●
statements of our plans and objectives;

●
statements regarding the capabilities of our business operations;

●
statements of expected future economic performance;

●
statements regarding competition in our market; and

●
assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recent Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 22, 2020. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10- K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

We operate primarily in the healthcare industry and provide services that include management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations; and financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare.

Unless the context otherwise requires, all references to “our Company,” “we,” “our” or “us” and other similar terms means Healthcare Business Resources Inc.

Principal Services

We are in our development stage. We plan to generate revenue by providing consulting services. These services include:

●
management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations; and

●
financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare.

Our management, board of advisors and board of directors have extensive experience in market expansion strategies, financial analysis, acquisition integration, management consulting and training, healthcare law, corporate law, capital markets, mergers and acquisitions. We believe the combined experience, knowledge, credibility and connections of our people are unique and potentially valuable to prospective clients. As a result, even though we are a new business with limited revenues to date, we believe we will successfully execute our business plan.

Management consulting services

Our management consulting services are designed to help clients increase revenue, improve overall efficiency of their operations, grow strategically and increase profitability. We provide clients with advice and assistance tailored to address each client’s challenges and opportunities, with a focus on healthcare organizations that face operational and financial changes. We believe that distressed companies respond to challenges by restructuring their business and capital structure, while healthy companies strive to capitalize on opportunities by improving operations, reducing costs and maximizing revenue. Many organizations have limited resources dedicated to respond effectively to challenges and opportunities. As a result, we believe many organizations seek to supplement their internal resources with experienced independent consultants like us.

As part of our management consulting services, we will perform an initial review of a prospective clients relevant financial, tax and business documentation at no cost to determine areas for potential corporate improvement and growth opportunities.

We plan to charge clients a fee for our management consulting services based on time (e.g. hourly or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of August 31, 2020, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of August 31, 2020, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, it will take to generate any management consulting services revenue. We cannot assure you that we will ever generate enough management consulting revenue to sustain our operations.

Financial incentive program services

Our financial incentive program services are designed to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare. We will assist with advising on and documenting business processes related to such credits and rebates and work with certified public accounting firms and business owners to compile reports and documentation required to apply for various financial incentive programs.

As part of our financial incentive program services, we will perform an initial review of a prospective client’s relevant financial, tax and business documentation at no cost to determine the potential economic benefits from various federal and state incentive programs.

We plan to charge clients a fee primarily based on the economic benefit we facilitate from any incentive programs, when permitted by any applicable rules and guidelines. Where contingency fees are not permissible, fixed fee contracts may be used. As part of our incentive program services, we may be at risk for certain third-party accounting, legal and consulting fees until such time as we are reimbursed by our client, if ever.

              Currently, have multiple consulting opportunities in various stages of active review by potential customers; however, we cannot assure you that any of these potential customers will engage our Company for services. Further, we cannot assure you that we will ever generate enough financial incentive program revenue to sustain our Company’s operations.

Strategy

The key elements of our business model and growth strategy are as follows:

1.
Attract highly qualified advisors and consultants. We believe performance-based compensation, including stock option plan participation, will enable us to attract top talent. In the near term, we plan to primarily engage independent advisors and consultants to minimize our fixed operating expenses. To date, we have entered into advisory board agreements with advisors who have healthcare industry experience in market expansion strategies, financial analysis, acquisition integration, management consulting and training, healthcare law, corporate law, capital markets, mergers and acquisitions.

2.
Grow our network of potential clients. We plan to grow our network of healthcare and other organizations that could benefit from our services. To be successful, we must establish and strengthen the awareness of our brand.  We believe that maintaining and enhancing our brand recognition is an important aspect of our efforts to generate revenue. In the near term, we plan to promote awareness of our services through public relations efforts, social media outreach, Internet marketing and business development partnerships.  Our goal is to attract healthcare and other organizations who are primarily interested in growing their business through sales, marketing and business development.

3.
Pursue strategic acquisitions. We intend to evaluate select acquisitions of complementary businesses as another means to broaden the scope of our capabilities and our client base. For example, we are interested in acquiring companies that provide consulting, training, education, marketing, audits, cost recovery, group purchasing, compliance, certification, security, information technology and other non-clinical healthcare business services. We believe strategic acquisitions can enable us to scale our revenue with less business risk. While we have not pursued any potential acquisition targets to date or have any agreements to acquire any business at this time, any future acquisition may result in unforeseen operating difficulties and expenditures particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business.

Results of Operations for the three months ended August 31, 2020

The Company was not in existence at August 31, 2019; therefore, no comparable data is presented.

Revenues: We generated $2,009 of revenues for the three months ended August 31, 2020. Our revenues came from management consulting services performed for our customer.

Operating Expenses: Overall operating expenses increased to $1,471,646 for the three months ended August 31, generally because of the issuance of stock options to our management team and other consultants in lieu of cash compensation with a fair market value of $1,417,640 and advertising and marketing expenses of $25,896 and legal and professional fees of $25,200 related to our S-1 filing.

Results of Operations for the six months ended August 31, 2020

The Company was not in existence at August 31, 2019; therefore, no comparable data is presented.

Revenues: We generated $2,009 of revenues for the six months ended Augustly 31, 2020. Our revenues came from management consulting services performed for customers.

Operating Expenses: Our operating expenses were $1,513,929 and were comprised mainly of the stock options issued to members of management and other consultants with a fair market value of $1,417,640 in lieu of cash compensation and total advertising and marketing expenses of $37,896 and legal and professional fees of $57,431 related to filing of our S-1 with the Securities and Exchange Commission.

Liquidity and Capital Resources

Our balance sheet as of August 31, 2020 as compared to February 29, 2020 reflects a decrease of cash of $95,463 due primarily to a net loss of $1,513,929 with an offset of the non-cash addback related to the stock- based compensation attributable to the stock options issued to management and consultants.

In the future, we plan to try and raise additional capital through the issuance of additional shares of common stock or preferred stock. If we issue additional shares of common stock in the future, our then-existing stockholders may face substantial dilution.

              No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and financial condition. Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

It is likely that our operating losses will increase in the future and it is very possible we will never achieve or sustain profitability. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 Outbreak continues to evolve as of this date. As such, we cannot estimate the full magnitude that the pandemic will have on our business. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations for the Company’s fiscal year ending February 29, 2021 and beyond. Management is actively monitoring the impact of the global pandemic on its financial condition, liquidity, operations, industry, and workforce.

Given the daily evolution of the COVID-19 Outbreak and the global responses to curb its spread, the we are not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the Company’s fiscal year ending February 29, 2021.

The impacts of the current COVID-19 pandemic are broad reaching and the impacts on the Company’s sales of advisory services is to date unknown. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers may request temporary relief, delay or not make scheduled payments on their payment commitments. The Company is actively working with its operators to proactively manage the impact of the pandemic on its business and the business of the operators.

 Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Off-Balance Sheet Arrangements

As of August 31, 2020, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended August 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of August 31, 2020:

●
We do not have written documentation of our internal control policies and procedures.

●
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

The following risk factors supplement the Risk Factors described in our Form S-1 Registration Statement filed on September 22, 2020and should be read in conjunction therewith.

The novel strain of coronavirus (“COVID-19”) could have an adverse effect on our business operations.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a global pandemic. Disruptions to our business operations could occur as a result of quarantines of employees and suppliers in areas affected by the outbreak, facility closures, and travel and logistics restrictions in connection with the outbreak.

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
August 2020	3,000,000 non-qualified stock options to purchase shares of Company common stock at the exercise price of $.50 per share issued in exchange for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Sections 4(a)(2) and 4(a)(5) of the Securities Act and Rule 506(b) of Regulation D of the Securities Act since the transactions did not involve any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

SEC Reference Number	Title of Document	Location
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 Registration Statement filed on June 8, 2020
3.2	Bylaws	Incorporated by reference to our Form S-1 Registration Statement filed on June 8, 2020
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Filed herewith
101	XBRL data files of Condensed Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 16, 2020.

Healthcare Business Resources Inc. Registrant

By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer