Form 10-Q
period 2020-11-30
Healthcare Business Resources, Inc.
filed 2021-02-01
CIK 1796949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,590,000 shares of common stock as of January 15, 2021.

Healthcare Business Resources Inc.

PART I – FINANCIAL INFORMATION

HEALTHCARE BUSINESS RESOURCES INC.

CONDENSED BALANCE SHEET
As of November 30, 2020, and February 29, 2020

	November 30, 2020 (Unaudited)	February 29, 2019
ASSETS
Cash	$66,096	$172,843
Total Current Assets	66,096	172,843

Total Assets	$66,096	$172,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$49,447	$-
Total current liabilities	49,447	-

Total Liabilities	49,447	-

COMMITMENTS AND CONTINGENCIES (See Note 5)

Stockholders’ Equity
Common stock; $0.001 par value; 200,000,000 shares authorized, 19,590,000 shares issued and outstanding	19,590	19,590
Additional paid in capital	1,590,750	173,110
Accumulated deficit	(1,593,691)	(19,857)
Total Stockholders’ Equity	16,649	172,843
Total Liabilities and Stockholders’ Equity	$66,096	$172,843

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE BUSINESS RESOURCES INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three and nine months ended November 30, 2020 and the period from September 9, 2019 (Inception) to November 30, 2019
(unaudited)

	For the three months ended November 30,	For the nine months ended November 30,	For the period from September 9, 2019 (Inception) to November 30,
	2020	2020	2019

Revenue	$-	$2,009	$-

Operating Expenses
Advertising and marketing	-	37,896	-
Professional fees	39,393	96,824	-
Share based compensation	-	1,417,640	950
Other business expenses	20,512	23,483	-
Total Operating Expenses	59,905	1,575,843	950

Loss from operations	(59,905)	(1,573,834)	(950)

Net Loss before income taxes	(59,905)	(1,573,834)	(950)
Income tax provision		-	-
Net loss after income taxes	$(59,905)	$(1,573,834)	$(950)

Net loss per common share - basic and fully diluted	$(0.00)	$(0.08)	$(0.00)

Weighted average shares outstanding – basic and diluted	19,590,000	19,590,000	19,590,000

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE BUSINESS RESOURCES INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended November 30, 2020 and the period from September 9, 2019 (Inception) to November 30, 2019
(unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, February 29, 2020	19,590,000	$19,590	$173,110	$(19,857)	$172,843

Net loss	-	-	-	(44,292)	(44,292)

Balance, May 31, 2020	19,590,000	$19,590	$173,110	$(64,149)	$128,551

Stock options issued for service	-	-	1,417,640	-	1,417,640

Net loss	-	-	-	(1,469,637)	(1,469,637)

Balance, August 31, 2020	19,590,000	$19,590	$1,590,750	$(1,533,786)	$76,554

Net loss				(59,905)	(59,905)

Balance, November 30, 2020	19,590,000	$19,950	$1,590,750	$(1,1,593,691)	$16,649

	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, September 9, 2019 (Inception)	-	-	-	-	-

Shares issued for service	950,000	950			950

Net loss				(950)	(950)

Balance, November 30, 2019	950,000	950		(950)	-

The accompanying notes are an integral part of these condensed financial statements.

HEALTHCARE BUSINESS RESOURCES INC.
CONDENSED STATEMENT OF CASH FLOWS
For the nine months ended November 30, 2020 and for the period from September 9, 2019 (Inception) to November 30, 2019

	For the nine months ended November 30, 2020 (unaudited)	For the period from September 9, 2019 (Inception) to November 30, 2019 (unaudited)
Cash flows from operating activities:
Net loss	$(1,573,834)	$(950)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,417,640	950
Changes in operating assets and liabilities:
Accounts payable	49,447
Net cash used in operating activities	$(106,747)	-

Cash flows from investing activities	$-	$-
Cash flows from financing activities
Net cash provided by financing activities shares issued to investors	$ -	$5,600

Net change in cash	$(106,747)	$5,600
Cash, at beginning of period	172,843	-
Cash, at end of period	$66,096	$5,600

Supplemental cash flow information:
Interest paid	7
Income taxes paid	-

Supplemental Schedule of Non-cash transactions: 20 to 1 forward stock dividend	-	1,900

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

Risks and Uncertainties

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

The impacts of the current COVID-19 pandemic are broad reaching and the impacts on the Company’s sales of advisory services is to date unknown. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers may request temporary relief, delay or not make scheduled payments on their payment commitments. The Company is actively working with its clients to proactively manage the impact of the pandemic on its business and the business of the operators.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2020, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein is adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended February 29, 2020.

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

Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of November 30, 2020.

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
●
Allocation of the transaction price to each performance obligation; and
●
Recognition of revenue only when the Company satisfies each performance obligation

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Emerging Growth Company
As of November 30, 2020, we have acquired one customer who has contracted with us to assess, evaluate and implement our financial incentive program services. Specifically, we contracted with a software company that delivers structured reporting and coding solutions to healthcare facilities ranging from small practices to large hospital systems. The client is owned by a non-affiliate Selling Stockholder. We contracted to provide financial incentive services, including assistance to identify potential grants, incentives, refunds, tax credits and future savings/and or programs that might be available as well as to make recommendations to optimize growth and profitability. Under the terms of the agreement, we and our third-party consultants will pursue any economic benefits identified on behalf of our client by performing additional services, including but not limited to further review of financial and tax information, tax planning, program application, accounting work and preparation and filing of tax returns and/or amendments and work with the client to optimize process improvement and documentation. Under the terms of our agreement, our fees are 5% of the economic benefit obtained as a result of our services, are earned upon performing of the services, but we have agreed to accept payment for services rendered to within 10 days of our client receiving any financial incentives from the United States Treasury or other Government organization. While we estimate the value of our fee for this engagement to be approximately $7,500, there is no assurance we will be successful at providing the services or that the client will receive the estimated economic benefit.

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

Fair value of Financial Instruments
The Company’s financial instruments consist primarily of cash and accounts payable. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature or carry interest rates that approximate market rate.

Other Recently Issued Accounting Guidance
During the period from September 9, 2019 through November 30, 2020, the FASB issued certain other accounting standard updates that were not relevant to the Company’s operations.

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

The table below summarizes information related to options issued and vested during the nine months ended November 30, 2020:

Options Granted	# of Options	Weighted Avg. Exercise price	Weighted Avg. Grant date fair value	Weighted Avg remaining life (in years)
Outstanding at March 1, 2020	-	-	-	-
Granted	3,000,000	$0.50	$1,417,640	10
Exercised	-	-	-	-
Forfeited and expired	-	-	-	-
Outstanding at November30, 2020	3,000,000	$0.50	$1,417,640	10
Vested at November 30, 2020	3,000,000	$0.50	$1,417,640	10

During the nine months ended November 30, 2020, the fair value of the options granted was $1,417,640 of which all had vested. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions:

Expected life	10 years
Volatility	120.59%
Dividend yield	0%
Risk free interest rate	0.59%

NOTE 4. INCOME TAXES

No provision for federal income taxes has been recognized for the three and six months ended November 30, 2020 has the Company incurred a net operating loss for income tax purposes and has no carry back potential. The components of deferred tax asset at November 30, 2020, are as follow:

2020
Net operating loss	$330,505
Less: Valuation Allowance	$(330,505)
Net Deferred tax asset	$-

A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. At November 30, 2020, the Company recorded a valuation allowance for the entire deferred tax asset due to the uncertainty surrounding the timing of realizing certain tax benefits in future income tax returns. The Company has carryforward losses available to offset future taxable income amounting to $1,513,000 which expire on 2035.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is not aware of any commitments or contingencies that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Results of Operations for the three months ended November 30, 2020 and for the period from September 9, 2019 to November 30, 2019

Revenues: We generated no revenues for the three months ended November 30, 2020.

Operating Expenses: Overall operating expenses increased to $59,905 for the three months ended November 30, 2020 generally because of the Increase in legal & professional expenses of 39,393 and other business expenses of 20,513 as compared to stock based compensation of $950 for the period from September 9, 2019 (Inception to November 30, 2019.

Results of Operations for the nine months ended November 30, 2020 and for the period from September 9, 2019 to November 30, 2019

Revenues: We generated $2,009 of revenues for the nine months ended November 30, 2020. Our revenues came from management consulting services performed for customers.

Operating Expenses: for the nine-months ended November, 30, 2020, our operating expenses were $1,575,843 and were comprised mainly of the stock options issued to members of management and other consultants with a fair market value of $1,417,640 in lieu of cash compensation and total advertising and marketing expenses of $37,896 and legal and professional fees of $96,824. Our expenses for the period from September 9, 2019 to November 30, 2019 was $950 related to stock based compensation issued to the founders.

Liquidity and Capital Resources

Our balance sheet as of November 30, 2020 as compared to February 29, 2020 reflects a decrease of cash of $106,747 due primarily to a net loss of $1,573,834 with an offset of the non-cash addback related to the stock- based compensation attributable to the stock options issued to management and consultants.

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

Given the daily evolution of the COVID-19 Outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the Company’s fiscal year ending February 29, 2021.

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

Off-Balance Sheet Arrangements

As of November 30, 2020, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended November 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of November 30, 2020:

●
We do not have written documentation of our internal control policies and procedures.

●
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 1, 2021.

Healthcare Business Resources Inc. Registrant

By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer