Form 10-K
period 2021-02-28
Healthcare Business Resources, Inc.
filed 2021-06-07
CIK 1796949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number: 000-56214

Healthcare Business Resources Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2318545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-273
 Nashville, TN 37204
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code: 615-856-5542

Securities registered pursuant to Section 12(b) of the Exchange Act:
Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered	Trading Symbols	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $776,000 as of August 31, 2020.

The number of shares of the registrant’s common stock outstanding as of June 7, 2021 was 19,845,000.

Cautionary Statement About Forward-Looking Statements

This report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements.

Factors that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to:

●
inability to generate revenue or to manage growth;
●
lack of available funding;
●
lack of a market for or market acceptance of our products;
●
the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services;
●
competition from third parties;
●
general economic and business conditions;
●
strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●
intellectual property rights of third parties;
●
regulatory constraints and potential legal liability;
●
ability to maintain effective internal controls;
●
security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●
changes in technology and methods of marketing;
●
changes in product mix;
●
the novel coronavirus (“COVID-19”) and its potential impact on our business;
●
those events and factors described by us in Item 1.A “Risk Factors”;
●
other risks to which our Company is subject; and
●
other factors beyond the Company’s control.

Any forward-looking statement made by us in this report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	Business.

Overview

We operate primarily in the healthcare industry and provide services that include management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations; and financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare. We conduct all our operations through our wholly owned subsidiary, HBR Business Development, LLC and HBR Pointclear, LLC. Unless context requires otherwise, references to “we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and all subsidiaries.
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

Our management, board of advisors and board of directors have extensive experience in market expansion strategies, financial analysis, acquisition integration, management consulting and training, healthcare law, corporate law, capital markets, mergers and acquisitions. We believe the combined experience, knowledge, credibility and connections of our people are unique and potentially valuable to prospective clients. As a result, even though we are a new business with no revenues to date, we believe we will successfully execute our business plan. See “Description of Business - Our Competitive Strengths.”

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

We plan to charge clients a fee for our management consulting services based on time (e.g. hourly or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of the date of this report on Form 10-K, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of the date of this report on Form 10-K, have not generated any management consulting services revenue and we are unable to determine how long, if ever, it will take to generate any management consulting services revenue. We cannot assure you that we will ever generate enough management consulting revenue to sustain our operations.

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

As of the date of this report on Form 10-K, we have acquired one customer who has contracted with us to assess, evaluate and implement our financial incentive program services. Specifically, we contracted with a software company that delivers structured reporting and coding solutions to healthcare facilities ranging from small practices to large hospital systems. The client is owned by a non-affiliate Selling Stockholder. We contracted to provide financial incentive services, including assistance to identify potential grants, incentives, refunds, tax credits and future savings/and or programs that might be available as well as to make recommendations to optimize growth and profitability. Under the terms of the agreement, we and our third-party consultants, will pursue any economic benefits identified on behalf of our client but performing additional services, including but not limited to further review of financial and tax information, tax planning, program application, accounting work and preparation and filing of tax returns and/or amendments and work with the client to optimize process improvement and documentation. Under the terms of our agreement, our fees are 5% of the economic benefit obtained as a result of our services, are earned upon performing of the services but we have agreed to accept payment for services rendered to within 10 days of our client receiving any financial incentives from the United States Treasury or other Government organization. While we estimate the value of our fee for this engagement to be approximately $7,500, there is no assurance we will be successful at providing the Services or that the client will receive the estimated economic benefit.

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

Sales and Marketing

We presently identify prospective management consulting and financial incentive program opportunities through personal and professional relationships of our CEO Stephen Epstein. In the future, we plan to pay for online advertisements and may enter into third-party marketing agreements to expand our reach.

We also plan to position ourselves as an opinion leader in the field through the creation of media and content; podcasts, articles, essays and other such materials to build good PR for the business and attract interest for our various consulting and advisory services. This includes possibly exhibiting and speaking at conferences and advertising in trade journals, associations, etc. We also plan to generate referral and word-of-mouth programs to drive interest for services.

Our marketing budget is subject to several factors, including our results of operations and cash flow. If our results of operations exceed our expectations over the next twelve months, we expect to increase significantly our marketing budget, which we expect will enable us to increase revenues. At present, there is no direct correlation between revenues and marketing expenses.

Competition

We operate in a highly competitive industry. The market for our services is competitive and rapidly changing, and the barriers to entry are relatively low. We experience competition from large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels. We expect competition to persist and intensify in the future. Competition could result in reduced sales, reduced margins or the failure of our services to achieve or maintain more widespread market acceptance, any of which could harm our business and our operating results could be harmed. Our principal competitors include any entity or individual providing consulting services, but not limited to business consultants, growth consultants, sales consultants, marketing consultants, distribution consultants and financial consultants.

Our current and potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their offerings. Our current and potential competitors have more extensive customer bases and broader customer relationships than we have. If we are unable to compete with such companies, the demand for our offering could substantially decline.

Our Competitive Strengths

We believe our competitive strength comes from our people, our approach to business and our business model.

1.
Our people: Our management, board of advisors and board of directors have extensive experience and relationships in market expansion strategies, financial analysis, acquisition integration, management consulting and training, healthcare law, corporate law, capital markets, mergers and acquisitions. We believe the combined experience, knowledge, credibility and connections of our people are unique and potentially valuable to prospective clients.

2.
Our business approach: We believe that the best business relationships provide tangible benefits to each party. A central tenet of our business approach is to ensure that we can provide significant value to a prospective client before entering into any services agreement. To understand the scope of a potential engagement and ensure we can satisfy the prospective clients’ primary objectives of any engagement, we are willing and able to spend time with their management team, on a completely complimentary basis, to discuss challenges and opportunities and perform an initial review of their relevant financial, tax and business circumstances. We believe the business approach of investing time and effort upfront and before any service engagement, helps establish trust and credibility, while enabling us and the prospective client to better determine if and how we can add value before entering into any agreement.

3.
3.Our business model: Aside from the traditional management consulting services model where compensation is based on an hourly or monthly fee, our business model supports the engagement with clients on a performance basis. We believe that offering select clients the option to compensate us based entirely on the tangible value we provide is uncommon in our field and may enable us to attract and retain clients in competitive scenarios.

 Intellectual Property

We do not own anHealthcareBusinessResources.com domain name. To protect our proprietary rights, we will generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties.

Third parties may copy or obtain and use our proprietary ideas, know-how and other proprietary information without authorization or independently develop similar or superior intellectual property. Our competitors may obtain proprietary rights that would prevent, or limit or interfere with our ability to sell our services. If we are found to infringe on the proprietary rights of others and may be required to incur substantial costs to defend any litigation, cease offering our services, obtain a license from the holder of the infringed intellectual property right or redesign our services.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights are still evolving. We cannot be sure of the future viability or value of any of our proprietary rights or of similar rights of other companies within this market. We cannot be certain that the steps taken by us will prevent misappropriation or infringement of our proprietary information.

Any litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition.

Technology

We currently use off the shelf technology to operate our business.

Regulation of our Business

We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. We are subject to common business, tax and regulations pertaining to the operation of our business. We believe that compliance of governmental regulations will be additional responsibilities of our management.

Employees

We have one full-time employee and one part-time subcontracted accountant in the United States. From time to time, we expect to employ additional independent contractors as well as legal, accounting and other specialized professionals to support our sales, marketing, business development and administrative needs.

Our success will depend on our ability to hire and retain additional qualified marketing, sales, technical and other personnel. Qualified personnel are in high demand. We face considerable competition from other management consulting service firms for these personnel, many of which have significantly greater resources than we have.

Properties

Our corporate headquarters is in Nashville, Tennessee. Substantially all our operating activities are conducted from 400 square feet of office space provided by our CEO at no charge. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

Material agreements

The descriptions of the following agreements are not intended to be complete and are qualified in their entirety by the full text of the agreements, copies of which are included as exhibits to this report on Form 10-K.

Option Agreement To Purchase Business Assets

On March 12, 2021, our Company, through its wholly owned subsidiary HBR Pointclear, LLC, a Delaware limited liability company (“HBRP”); and PointClear Solutions, Inc., an Alabama corporation (“PointClear”) entered into an Option Agreement To Purchase Business Assets (the “Option Agreement”). The term of the Option (the “Option Term”) commenced on March 12, 2021 and automatically expires on August 1, 2022 (the “Option Termination Date”), unless duly extended, exercised, or sooner terminated as provided in the Option Agreement.

PointClear is a health care focused information technology solutions company that provides its clients technology driven solutions based upon its three core competencies; (i) Strategic planning, (ii) Digitization and Design, and (iii) Production and Implementation (the “Business”). Pursuant to the Option Agreement, PointClear granted to HBRP an exclusive non-cancelable option (the “Option”) to require PointClear to enter into an Asset Purchase Agreement (the “Asset Purchase Agreement”) under which, HBRP may (i) purchase all of PointClear’s tangible and intangible assets used in, or useful to the Business (the “Business Assets”), and (ii) the assume certain defined liabilities and contracts related to the Business. The Option provides HBRP the right, but not the obligation, to (i) enter into the Asset Purchase Agreement at any time until August 1, 2022 (the “Option Term”), and (ii), require PointClear to sell the Business Assets and perform under the Asset Purchase Agreement.

Pursuant to the Option, HBRP shall arrange for a loan of up to $750,000 to PointClear (the “Improvement Loan”) pursuant to the Improvement Loan Agreement (the “Improvement Loan Agreement”), as consideration for obtaining rights under the Option. PointClear is required to use the proceeds under the Improvement Loan to improve the Business and offset operating costs. If HBRP elects to exercise the Option it shall be obligated to pay to PointClear the consideration set forth in the Asset Purchase Agreement and comply with such other terms and conditions that are set forth in the Asset Purchase Agreement. The repayment of any monies lent under the Improvement Loan Agreement to PointClear will be determined based on whether or not HBRP elects to exercise the Option and enter into the Asset Purchase Agreement with Pointclear. The Option Agreement contains customary representations, warranties and covenants of PointClear and HBRP.

Improvement Loan Agreement

In connection with the Option Agreement, on March 12, 2021, HBRP and PointClear entered into the Improvement Loan Agreement. The Improvement Loan Agreement contains customary representations, warranties and covenants of PointClear and HBRP.

Pursuant to the Improvement Loan Agreement, HBRP established for a period commencing on the March 12, 2021 (the “Effective Date”) and ending on the earlier of August 1, 2022 or the Closing Date (as defined in the Improvement Loan Agreement) (the “Maturity Date”) a line of credit (the “Credit Line”) for PointClear in the principal amount of up to Seven Hundred Fifty Thousand Dollars ($750,000) (the “Credit Limit”) which indebtedness shall be evidenced by and repaid in accordance with the terms of a promissory note for the amount borrowed against the Credit Limit (the “Promissory Note”). All sums advanced on the Credit Line or pursuant to the terms of the Improvement Loan Agreement (each an “Advance”) shall become part of the principal of the Promissory Note. All sums advanced pursuant to the Improvement Loan Agreement shall bear interest from the date each Advance is made until paid in full at an interest rate equal to 6.0% per annum. In the event that the parties do not enter into the Purchase Agreement before August 1, 2022, then the Promissory Note shall be converted into a 60 month term loan with payments based on a 10 year amortization (the “Term Note”). The principal of the Term Note will be the principal and interest owed under the Credit Line at the Maturity Date, less any unpaid Option Fee (as such term is defined in the Option Agreement) owed to PointClear under the Option Agreement.

 Third Party Promissory Note

On March 15, 2021, our Company issued to Mark Huber a Promissory Note in the aggregate principal amount of $200,000 (the “Third Party Promissory Note”). The principal amount of $200,000 plus all interest under the Third Party Promissory Note will be due and payable two hundred seventy (270) days from March 15, 2021 (the “Maturity Date”). Interest on the Third Party Promissory Note will accrue at a rate of 3.0% per annum, beginning on March 15, 2021 until the principal amount and all accrued but unpaid interest shall have been paid. The Third Party Promissory Note is an unsecured debt obligation of the Company.

Letter Agreement with Stephen Epstein

We entered into a letter agreement with Stephen Epstein on July 22, 2020 which set forth the terms of employment between Mr. Epstein and the Company whereby Mr. Epstein agreed to serve as Chief Executive Officer of the Company at no salary. Mr. Epstein will be reimbursed by the Company for reasonable business expenses incurred in connection with his employment with the Company and he is eligible to receive any healthcare or other benefits afforded to any other full-time employees of the Company. At such time as the Company’s board of directors determines that the Company can reasonably afford to pay Mr. Epstein a salary, the Company will enter into a new employee agreement with Mr. Epstein which shall contain a provision for a reasonable salary for his services, in addition to other customary provisions.

On August 8, 2020, we granted Mr. Epstein non-qualified stock options to purchase up to 750,000 shares of our common stock at the exercise price of $.50 per share for performing additional unanticipated work involved with executing the Company’s business plan. This grant was not made in connection with his Letter Agreement with the Company. On February 1, 2020, Mr. Epstein voluntarily surrendered to the Company without consideration all of the non-qualified stock options to purchase up to 750,000 shares of our common stock in order to allow the Company to allocate the shares underlying the surrendered options to other Company employees.

Advisory Board Agreement with Kenneth Hawkins

Mr. Hawkins is a seasoned mergers and acquisitions executive with more than 40 years of experience in driving market expansion strategies, closing transactions, public company reporting, financial analysis and transaction integration. Mr. Hawkins previously served as Senior Vice President of Acquisitions and Development at Community Health Systems (NYSE: CYH) where he completed more than 200 hospitals, physician and services transactions to help grow revenues from $700 million to over $19 billion.

We entered into an advisory board agreement with Kenneth Hawkins on October 28, 2019. Mr. Hawkins was engaged as an independent contractor to act as an advisor to the board and management. The agreement expires on November 8, 2021. Upon founding of our company, Mr. Hawkins was issued 3,000,000 shares of common stock at the par value.

We entered into a second agreement with Kenneth Hawkins on November 8, 2019 where he was issued an additional 1,500,000 shares of common stock at the par value. Of these additional shares, 500,000 vested when Mr. Hawkins joined our board of directors on May 15, 2020 and 500,000 shares vest on May 15, 2021.

On August 8, 2020, we granted Mr. Hawkins a non-qualified stock options to purchase up to 750,000 shares of our common stock at the exercise price of $.50 per share for performing additional unanticipated work involved with executing the Company’s business plan. This grant was not made in connection with his advisory board agreement or his director agreement with the Company. On February 1, 2020, Mr. Hawkins voluntarily surrendered to the Company without consideration all of the non-qualified stock options to purchase up to 750,000 shares of our common stock in order to allow the Company to allocate the shares underlying the surrendered options to other Company employees.

Advisory Board Agreement with Howard T. Wall, III

Mr. Wall is a healthcare attorney and business executive with over 37 years of healthcare law and business experience. He previously served as Executive Vice President and Chief Administrative Officer, General Counsel and Secretary of Regional Care Hospital Partners since 2011. Prior to that, he served as Senior Vice President, General Counsel and Secretary for Capella Healthcare, Senior Vice President, General Counsel and Secretary for Province Healthcare and an attorney in private practice with Waller Lansden Dortch & Davis.

We entered into an advisory board agreement with Howard T. Wall, III on November 8, 2019. Mr. Wall was engaged as an independent contractor to act as an advisor to the board and management. The agreement expires November 8, 2022. Mr. Wall was issued 500,000 shares of common stock at par value. Mr. Wall joined our board of directors on May 15, 2020.

On August 8, 2020, we granted Mr. Wall a non-qualified stock options to purchase up to 750,000 shares of our common stock at the exercise price of $.50 per share for performing additional unanticipated work involved with executing the Company’s business plan. This grant was not made in connection with his advisory board agreement or his director agreement with the Company.

Advisory Board Agreement with Scott Leune

Mr. Leune is the co-founder and CEO of Dental Whale, a management consulting, training and support service firm in dentistry. Mr. Leune founded, merged or acquired eleven companies under the Dental Whale brand. He has experience integrating dental industry related consulting, training and service companies.

We entered into an advisory board agreement with Scott Leune on November 8, 2019. Mr. Leune was engaged as an independent contractor to act as an advisor to the board and management. The agreement expires November 8, 2022. Mr. Leune was issued 500,000 shares of common stock at par value.

Advisory Board Agreement with Richard Tinsley

Mr. Tinsley is the President and CEO of Stoneridge Partners, a middle-market home healthcare mergers and acquisitions advisory firm. Mr. Tinsley has a practical background in both law and tax, having worked as a tax consultant at Ernst & Young and as a practicing attorney.

We entered into an advisory board agreement with Richard Tinsley, Esq. & CPA on November 8, 2019. Mr. Tinsley was engaged as an independent contractor to act as an advisor to the board and management. The agreement expires November 8, 2022. Mr. Tinsley was issued 300,000 shares of common stock at par value.

Advisory Board Agreement with Michael Portacci

Mr. Portacci’s background includes mergers and acquisitions, integration and experience in working with executive teams and physician constituents. He completed his 30-year career with Community Health Systems, Inc. (NYSE: CYH) as Division President, where he oversaw 30+ hospitals in seven states with revenues of approximately $4 billion and EBITDA in excess of $600 million.

We entered into an advisory board agreement with Michael Portacci on November 8, 2019. Mr. Portacci was engaged as an independent contractor to act as an advisor to the board and management. The agreement expires November 8, 2022. Mr. Portacci was issued 200,000 shares of common stock at par value.

No Non-Compete Agreements with Advisory Board Members.

None of our advisors have a non-competition agreement with our Company. However, none of our advisors are currently separately engaged, nor do they anticipate being separately engaged, by any potential client of our Company. Advisors who also serve as members of our board of directors owe certain fiduciary obligations to our Company, including a duty of loyalty, pursuant to applicable provisions of Delaware General Corporation Law (DGCL). Generally, this means that Board members must refrain from personal or professional dealings that put their own self-interest or that of another person or business above the interest of our Company.

Consulting Agreement with Meraki Partners, LLC

We entered into an agreement with Meraki Partners, LLC, a Florida limited liability company, to provide us with business consulting services until September 9, 2020, including to consult and advise about: (a) our corporate structure and strategic advice in connection with going public; (b) engaging appropriate SEC counsel, auditors, transfer agents and other professionals for the purpose of going public as a registered fully reporting public company; (c) assistance in the compilation of information necessary for preparation of a S-1 registration statement; (d) advice on responses to the registration statement comments by the Securities and Exchange Commission and comments by FINRA regarding quotation of our securities and (e) compilation of the information necessary to achieve a Standard Manual exemption for secondary trading. We paid Meraki Partners, LLC 3,500,000 shares of our common stock at par value for the services described above.

On August 8, 2020, we granted Joel Arberman, managing member of Meraki Partners, LLC, non-qualified stock options to purchase up to 750,000 shares of our common stock at the exercise price of $.50 per share for performing additional unanticipated work involved with executing the Company’s business plan. This grant was not made in connection with Meraki Partners, LLC’s consulting agreement with the Company. On February 1, 2020, Mr. Arberman voluntarily surrendered to the Company without consideration all of the non-qualified stock options to purchase up to 750,000 shares of our common stock in order to allow the Company to allocate the shares underlying the surrendered options to other Company employees.

Legal proceedings

We may from time to time be involved in routine legal matters incidental to our business; however, we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

Corporate Information

Healthcare Business Resources Inc. was incorporated in Delaware on September 9, 2019. We conduct all our operations through our wholly owned subsidiaries, HBR Business Development, LLC which was incorporated in Delaware on January 21, 2020 and HBR Pointclear, LLC, a Delaware limited liability company which was incorporated on March 5, 2021. Our business address is 718 Thompson Lane, Suite 108-273, Nashville, Tennessee 37204 and our telephone number is 615-856-5542. Our website address is www.HealthcareBusinessResources.com. In this report on Form 10-K, unless context requires otherwise, references to “we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and all subsidiaries. Information contained on our website does not constitute part of this report on Form 10-K.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this report on Form 10-K. If any of the following events occur, our business, financial condition, results of operations and cash flows may be materially adversely affected. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also significantly impair our business operations and could result in a complete loss of your investment.

RISKS RELATED TO OUR BUSINESS

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date. Therefore, we have a limited history upon which to evaluate the merits of investing in our Company. You should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises.  The likelihood of success must be considered considering the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate enough cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We may incur significant losses into the foreseeable future.  We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

We have experienced operating losses in the past and we may not generate enough funds to sustain a level of profitability in the future.

Since our inception, we have incurred significant losses and experienced negative operating cash flow. We incurred a net loss from operations of 1,627,628 and $19,857 as of February 28, 2021 and from inception to February 29, 2020, respectively, and we anticipate that we will continue to incur significant operating losses through at least 2021. Additionally, we expect to continue to make significant operating and capital expenditures in 2019 and beyond in connection with our growth and expansion plans. As a result, we may require additional debt or equity financing to sustain our operations, generate revenue and achieve profitability, and we cannot assure you that either of these things will ever occur.

Our profitability is tied to the strength of the companies from whom we provide consulting services, which are subject to general business and macroeconomic conditions beyond our control.

Our profitability will be closely related to the strength of companies from whom we provide consulting services, which can be cyclical in nature and affected by changes in national, state and local economic conditions which are beyond our control. Macroeconomic conditions that could adversely impact the growth of our business and those we consult to include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of conducting business, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, pandemics, natural disasters or adverse weather events, or the public perception that any of these events may occur. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States or other markets we enter and operate within could negatively affect the affordability of, and consumer demand for, our services, or the services of the companies with whom we have royalty stream agreements, which could have a material adverse effect on our business and profitability.

We may never generate enough income to become profitable.

Our ability to generate income from consulting services and become profitable will depend, among other things, upon our ability to successfully prospect for clients, negotiate consulting agreements, become engaged by clients, add value and collect our payment for consulting services rendered. Even if we are able to successfully do these and other things that are within our control, there are numerous other factors, some of which are not within our control, that could impact our ability to generate income or cash flows or be profitable, including those discussed in these risk factors.

We are unable to predict the timing or amount of future cash receipts, or when or whether we will be able to achieve or maintain profitability. Even if we secure consulting agreements as described above, we anticipate incurring significant costs associated with our efforts to achieve or maintain profitability. Further, we may not receive the cash amounts that we expect, or any at all, from any of our current or future consulting agreements.

We expect our Company’s business model to continue to evolve.

As our Company moves forward with its business plans, our Company’s business model may need to evolve. From time to time, we may materially modify aspects of our business model relating to our product and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. Such circumstances would have a material adverse effect on the ability of our Company to continue as a going concern, which would harm the business, prospects or operations of the Company and potentially the value of our common stock.

Our business strategy depends on our ability to enter into consulting agreements with healthcare organizations. We may not be able to enter additional contracts in the future or enter into the number of additional contracts that we anticipate would be necessary to support our business model.

Our strategy depends in large part on our ability to benefit from economies of scale. Accordingly, we are actively pursuing additional consulting contracts that we intend to enter into in the future. However, we have no current commitments to enter any other contracts.

We do not know if future potential clients will agree to enter consulting agreements and we may not be able to attract enough additional contracts. For example, future potential clients may not view our consulting services as an attractive value proposition to them due to any number of factors, including differing expectations of an appropriate purchase price, which may be based on any number of factors. As a result, we may be forced to revise our business model.

It is difficult to estimate with precision the projected consulting payments under any agreement because such estimation is necessarily based on future events that may or may not occur and that could change based on a number of factors that are hard to control.

Due to the inherent uncertainty in predicting the future, it is difficult to estimate with precision the projected future payments associated with our consulting agreements. These estimations are based on future events that may or may not occur. Additionally, future events change based on several factors that are difficult or impossible to control. As a result, it is difficult to predict an accurate stream of revenue and our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted if we receive less revenue from royalty interests than estimated.

Acquisitions, partnerships and joint ventures are part of our growth strategy and any acquisitions, partnerships or joint ventures that we make or enter into could disrupt our business and harm our financial condition.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate, and expect in the future to evaluate, potential acquisitions of, and partnerships or joint ventures with, complementary businesses, services or technologies. We may not be successful in identifying acquisition, partnership, and joint venture targets. In addition, we may not be able to successfully finance or integrate any businesses, services, or technologies that we acquire or with which we form a partnership or joint venture, and we may lose customers as a result of any acquisition, partnership, or joint venture. Furthermore, the integration of any acquisition, partnership, or joint venture may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue or impinge on our current business plans.

Our business may be adversely affected by competitive market conditions and we may not be able to execute our business strategy.

We expect to increase revenue and cash flow over time through a business strategy which requires us, among other things, to enter into consulting agreements with healthcare organizations. We face competition from other consulting firms and may not be successful in securing favorable agreements. Expanding our client base will require sustained management focus, organization and coordination over significant periods of time. The results of our strategy and the success of our implementation of this strategy will not be known for some time in the future. If we are unable to implement our strategy successfully or properly react to changes in market conditions, our financial condition, results of operations and cash flows could be adversely affected.

Our failure to perform under the Option Agreement with PointClear, or PointClear’s breach of the Option Agreement, could have a material adverse effect on our business.

The Option Agreement To Purchase Business Assets (the “Option Agreement”) with PointClear Solutions, Inc. requires us to arrange for a loan of up to $750,000 to PointClear (the “Improvement Loan”) as consideration for obtaining the option rights pursuant to the Option Agreement. PointClear is required to use the proceeds under the Improvement Loan to improve its business and offset operating costs. Currently, we are highly dependent on this Option Agreement for the development of our business plan. If we fail to perform our obligations under the Option Agreement, with respect to the Improvement Loan or otherwise, or if PointClear breaches the Option Agreement, our Company’s business could be adversely affected. For additional information on the Option Agreement, See Note 7 – Subsequent Events  in the notes to the financial statements appearing elsewhere in this report on Form 10-K.

We will be required to repay the aggregate principal amount of our outstanding promissory note, including accrued interest, in cash, on December 10, 2021.

We will be required to repay the aggregate principal amount of our outstanding promissory note (“Third Party Note”), including accrued interest, in cash, on December 10, 2021. Based on our current cash balance and projected net uses of cash in the future, it is highly unlikely that we would be able to repay the aggregate principal amount at maturity in cash without securing additional capital or other financing. Such additional debt financing may not be available on favorable terms, or at all, and could increase our Company’s debt balance and result in significant expense to our Company. If our Company is unable to raise additional debt financing, we may be forced to raise additional equity financing.  Again, such equity financing may not be available on favorable terms, if at all. Management efforts to raise either additional debt or equity financing likely would require substantial time and effort and may divert management from implementation of our business plans.  In the event the Company is unable to raise additional debt or equity financing, we may: (i) have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. With respect to priority, stockholders, will be behind all of the Company’s secured and unsecured creditors, including the holder of the Third Party Note; or (ii) file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt. The Chapter 11 reorganization plan will describe stockholders’ rights and what stockholders can expect to receive, if anything, from the Company. For additional information on the Third Party Note, See Note 7 – Subsequent Events - in the notes to the financial statements appearing elsewhere in this report on Form 10-K.

Our level of indebtedness and other potential financial obligations may limit our financial flexibility.

Our Company’s indebtedness pursuant to the Third Party Note and other potential financial obligations pursuant to the Option Agreement may affect our operations in several ways, including, but not limited to: (i) putting our Company at a competitive disadvantage compared to similar companies that have less debt and financial obligations; and (ii) preventing us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes, or causing us to incur higher costs and include more restrictive covenants for such financing. These factors and other factors that could affect our ability to obtain additional financing, some of which may be beyond our control, could adversely affect our ability to take advantage of strategic opportunities that might otherwise benefit our Company, and could make our Company less attractive to potential acquirers. For additional information on the Third Party Note and Option Agreement, See Note 7 – Subsequent Events  in the notes to the financial statements appearing elsewhere in this report on Form 10-K.

Unpredictable events, such as the COVID-19 outbreak, and associated business disruptions could seriously harm our revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital.

Our operations could be subject to unpredictable events, such as earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, hostilities and social unrest, medical epidemics or pandemics such as the COVID-19 outbreak, changes in government policies, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, delay our marketing efforts, and increase our costs and expenses.

The spread of the novel coronavirus, or COVID-19, underscores certain investment risks, such as the severe impact on all economic activity in the United States for an uncertain duration, including, without limitation, risks of liquidity and cash flows in the financial markets, and uncertainty for all market participants.  While some of this uncertainty and recent market volatility may be mitigated by the March 27, 2020 passage of the Coronavirus Aid, Relief, and Economic Security Act, or “the CARES Act,” the rapid development and fluidity of this situation precludes any prediction as to any ultimate adverse effects of COVID-19 on the Company or the markets in which we operate and plan to operate. Neither the duration nor scope of the disruptions resulting from COVID-19 can be accurately predicted.

The ultimate impact of such unpredictable events on our Company is unknown, but our operations and financial condition could suffer in the event of any of these types of events. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our securities.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to fund our operations. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our Company, and any new securities we issue could have rights, preferences and privileges senior to those of the securities we are offering herein. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our shareholders and consumption of resources that are necessary to sustain our business.

We may acquire competing or complementary services, technologies or businesses. Any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. We may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities, nor can we assure you that we will be able to complete any acquisitions on favorable terms or at all.

If we fail to develop our brand cost-effectively, our business may be adversely affected.

Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new operators to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

We operate in a highly competitive industry. The market for our services is competitive and rapidly changing, and the barriers to entry are relatively low. We experience competition from large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels. We expect competition to persist and intensify in the future. Competition could result in reduced sales, reduced margins or the failure of our services to achieve or maintain more widespread market acceptance, any of which could harm our business and our operating results could be harmed. Our principal competitors include any entity or individual providing consulting services, but not limited to business consultants, growth consultants, sales consultants, marketing consultants, distribution consultants and financial consultants.

Our current and potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their offerings. Our current and potential competitors have more extensive customer bases and broader customer relationships than we have. If we are unable to compete with such companies, the demand for our offering could substantially decline.

We incur significant costs complying with our obligations as a reporting issuer, which will decrease our profitability.

We file periodic reports with the U.S. Securities and Exchange Commission (“SEC”), including financial statements and disclosure regarding changes in our operations. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major impact on the amount of time to be spent by our auditors and attorneys. However, we estimate that these costs will exceed $100,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce our resources to fund our operations and may prevent us from meeting our normal business obligations. Compliance costs will be charged to operations and will negatively impact our profitability.

RISKS RELATED TO OUR MANAGEMENT

We are highly dependent on our ability to attract, train and retain consultants.

Our business is highly dependent on our ability to attract, train and retain consultants. In addition, because consultants become more productive as they gain experience, retaining those individuals is very important for our success. If we are unable to attract, train and retain effective consultants, our business, financial condition, cash flows or results of operations could be adversely affected. If we are unable to attract and retain consultants in our business, it could adversely affect our business, financial condition, cash flows and results of operations.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers, each of whom would be difficult to replace. Stephen Epstein is our Chief Executive Officer and is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of any of our executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Our anticipated growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our anticipated growth, we may not be able to successfully implement our business plan.

Because our officers and directors engage in other business activities, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Stephen Epstein, our Chief Executive Officer, currently devotes approximately 40 hours per week providing management services to us. While he presently possess adequate time to attend to our interests, it is possible that his demands from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of any of our officers or directors could negatively impact our business development.

We are anticipating a period of rapid growth in our operations, which may place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees or contractors as needed. If our new team members perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new team members, or if we are not successful in retaining our existing employees or contractors, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The expected addition of new team members and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy or completeness of our financial reports and the market price of our common stock may decline.

We need to improve the design, implementation, and testing of the internal controls over financial reporting requirements. If we are unable to remedy material weaknesses or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the Common Stock could be negatively affected. We also could become subject to investigations by the stock exchange if we are ever listed on an exchange, Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources.

We do not have written documentation of our internal control policies and procedures. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of February 28, 2021, the initiation of transactions and recording of transactions are performed solely by Stephen Epstein, our Chief Executive Officer.

We do not have a compensation or an audit committee, so shareholders will have to rely on our directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the members of our board of directors. Until we have an audit committee, there may be less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Our officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our officers and directors, in the aggregate, will beneficially own or have the right to vote 73.2% of our outstanding common shares on a fully diluted basis, assuming all the shares we are offering are sold and assuming none of the shares are purchased by any of our officers or directors.  As a result, these shareholders, acting together, will have the ability to control substantially all matters submitted to our shareholders for approval including: election of our board of directors; removal of any of our directors, amendment of our certificate of incorporation or by-laws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our officers and directors collectively can influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. The interests of our officers may differ from the interests of the other shareholders, and they may influence decisions with which the other shareholders may not agree. Such decisions may be detrimental to our business plan and/or operations and they may cause the business to fail in which case you may lose your entire investment.

We rely on third party consultants and other outside advisors for many aspects of our business, which creates additional risk.

We rely on third party consultants and other outside advisors for many aspects of our business, including accounting legal and compliance. If the third parties that we rely on do not perform satisfactorily, our operations could be disrupted, which could result in customer dissatisfaction, damage our reputation, harm our business or reduce the value of our shares.

RISKS RELATED TO OUR SYSTEMS

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

We face growing risks and costs related to cybersecurity threats to our data and customer, employee data, including but not limited to:

●
the failure or significant disruption of our operations from various causes, including human error, computer malware, ransomware, insecure software, zero-day threats, or other events related to our critical information technologies and systems
●
the increasing level and sophistication of cybersecurity attacks, including distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering, or other unlawful tactics aimed at compromising the systems and data of our officers, employees, operators and their customers (including via systems not directly controlled by us, such as those maintained by independent sales agents, joint venture partners and third party service providers)
●
the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of our customers, employees and independent sales agents), the transmission of computer malware.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to information technology systems via viruses, worms, and other malicious software, to phishing to advanced and targeted hacking launched by individuals or organizations. These attacks may be directed at the Company, its employees, operators, third-party service providers, joint venture partners and others.

In the ordinary course of our business, we and our third-party service providers store sensitive data, including our proprietary business information and intellectual property and that of our clients as well as personally identifiable information, sensitive financial information and other confidential information of our employees and customers. Additionally, we increasingly rely on third-party data processing, storage providers, and critical infrastructure services, including cloud solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. A breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.

In addition, the increasing prevalence and the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our employees, customers, third-party service providers and/or joint venture partners will likely continue to lead, to increased costs to us with respect to preventing, investigating, mitigating and remediating these risks, as well as any related attempted or actual fraud.

Our facilities and systems are vulnerable to natural disasters and other unexpected events and any of these events could result in an interruption of our ability to execute our business operations.

We will depend on the efficient and uninterrupted operations of our third-party data centers and hardware systems. The data centers and hardware systems are vulnerable to damage from earthquakes, tornados, hurricanes, fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to third-party data centers or systems, we may be unable to provide our clients with our service until the damage is repaired and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

Any significant disruption in service on our website or in our computer systems, or in our customer support services, could reduce the attractiveness of our services and result in a loss of customers.

The satisfactory performance, reliability and availability of our services are critical to our operations, level of customer service, reputation and ability to attract new customers and retain customers. Most of our computing hardware are co-located in third-party hosting facilities. None of the companies who host our systems guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on their ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangements with third-party data centers are terminated, or there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. Any interruptions or delays in access to our services, whether as a result of a third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

We do not have a disaster recovery system, which could lead to service interruptions and result in a loss of customers.

We do not have any disaster recovery systems. In the event of a disaster in which our software or hardware are irreparably damaged or destroyed, we would experience interruptions in access to our services. Any or all these events could cause our customers to lose access to our services.

We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our service, which could cause us to suffer a decline in revenues and profitability.

We rely on computer hardware purchased and software licensed from third parties in order to offer our services. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business.

RISKS RELATED TO OUR SECURITIES

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 200,000,000 shares of common stock. As of the date of this report on Form 10-K, we will have approximately 19,625,000 shares of common stock issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock without the consent of any of our shareholders. Consequently, you may experience more dilution in your ownership of our securities in the future.

We do not intend to pay any cash dividends on our shares of common stock, so stockholders will not be able to receive a return on their investment unless they can sell their shares.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our shares of common stock. Unless we pay dividends, our stockholders will not be able to receive a return on their investment unless they can sell their shares.

There is no current trading market for shares of common stock and if a trading market does not develop, our stockholders may have difficulty selling their shares.

There is currently no established public trading market for our shares of common stock and an active trading market in our shares of common stock may not develop or, if developed, may not be sustained.  We intend to apply for admission to quotation of our common stock on the OTCQB.  If for any reason our shares are not quoted on the OTCQB or a public trading market does not otherwise develop, stockholders may have difficulty selling their shares should they desire to do so.  No market makers have committed to becoming market makers for our common shares and it may be that none will do so. As a result, stockholders must be prepared to hold their shares for an indefinite period.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our shares.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

State securities laws may limit secondary trading, which may restrict the states in which, and conditions under which, you can sell the securities sold in this offering.

Secondary trading in securities sold in this offering will not be possible in any state in the U.S. unless and until the securities are qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. We cannot assure you that we will be successful in registering or qualifying our securities for secondary trading or identifying an available exemption for secondary trading in our securities in every state.  If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the securities in any state, the securities could not be offered or sold to, or purchased by, a resident of that state.  If a significant number of states refuse to permit secondary trading in our securities, the market for our securities could be adversely affected.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which would likely make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification could severely and adversely affect any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	The basis on which the broker or dealer made the suitability determination; and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of Selling Stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their shares of common stock.

The price of our common stock may fluctuate significantly.

The market price for shares of our common stock could fluctuate significantly for various reasons, many of which are outside our control. Broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for:

●
any derivative action or proceeding brought on behalf of our Company;

●
any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or the Company's stockholders;

●
any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation, or these by-laws; or

●
any action asserting a claim governed by the internal affairs doctrine;

This provision may have the effect of discouraging lawsuits against our directors and officers.
The enforceability of similar choice of forum provisions in other companies’ bylaws and certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in such action. Additionally, these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, Securities Act or any other claim for which the federal courts have exclusive or concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is in Nashville, Tennessee. Substantially all our operating activities are conducted from 400 square feet of office space provided by our CEO at no charge. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

Item 3.	Legal Proceedings.

We may from time to time be involved in routine legal matters incidental to our business; however, we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his/her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans unless a regular trading market develops.

We intend to have our shares quoted on the OTCQB operated by OTC Markets Group, Inc., although we have made no arrangements to have our shares quoted on the OTCQB as of the date of this report on Form 10-K. We cannot assure you that our shares of common stock will ever be quoted on the OTCQB, or if our shares are quoted on the OTCQB, that an active trading market will develop.

In the event that our shares of common stock are quoted on the OTCQB, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which would likely make it difficult for our stockholders to sell their securities. Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification could severely and adversely affect any market liquidity for our common stock.

Holders of Common Equity

As of June 7, 2021, we had approximately 8 stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors the board deems relevant.

Recent Sales of Unregistered Securities

August 2020 Option Grants/February 2021 Option Surrender

In August 2020, we granted non-qualified stock options to purchase up to 3,000,000 shares of our common stock at the exercise price of $.50 per share to certain of our officers, directors and consultants who are performing additional unanticipated work involved with executing the Company’s business plan and who are not being paid cash compensation. On February 1, 2020, those officers, directors and consultants collectively voluntarily surrendered to the company without consideration all of the non-qualified stock options to purchase up to 3,000,000 shares of our common stock in order to allow the Company to allocate the shares underlying the surrendered options to other Company employees.

2021 Private Placement

During March – May 2021, we issued (i) 38,000 shares of our common stock to investors who are not a “U.S. Person,” as that term is defined in Rule 902(k) of Regulation S of the Securities Act for total consideration of $19,000, or $0.50 per share; and (ii) 140,000 shares of to our common stock to investors who are accredited investors for total consideration of $70,000, or $0.50 per share.

March 2021 Option Grants

In March 2021, we granted non-qualified stock options to purchase up to 500,000 shares of our common stock at the exercise price of $0.50 per share to a consultant.

March 2021 Private Placement - Consultant Shares

In March 2021 we issued a total of 77,000 shares of our common stock to two separate consultants in exchange for $38,500 in total consulting services, or $0.50 per share, for services rendered by these persons to our Company.

In connection with the above transactions, no general solicitation occurred, no commission or other remuneration was paid, no underwriter participated, and no registration rights were provided. We relied upon on the exemption from registration provided in Section 4(a)(2), Regulation D, Regulation S and Rule 701 of the Securities Act. Other than the securities mentioned above, we have not issued or sold any securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended February 28, 2021.

Equity Compensation Plan Information

Equity Compensation Plan Information

As of our fiscal year ending February 28, 2021
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	785,000(1)	$0.50	7,215,000
Equity compensation plans not approved by security holders	-	-	-
Total	785,000		7,215,000

(1)
Reflects our 2020 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants. We have reserved 8,000,000 shares of common stock for such persons pursuant to that plan.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.” Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report on Form 10-K.

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

The full impact of the COVID-19 Outbreak continues to evolve as of this date. As such, we cannot estimate the full magnitude that the pandemic will have on our business. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global pandemic on its financial condition, liquidity, operations, industry, and workforce.

The impacts of the current COVID-19 pandemic are broad reaching and the impacts on the Company’s business services is to date unknown. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows The Company is actively working to proactively manage the impact of the pandemic on its business and the business of its customers.

Overview

We operate primarily in the healthcare industry and provide services that include management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations; and financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare.

Results of Operations for the Year Ended February 28, 2021 Compared to the Period From September 9, 2019 (Inception) to February 29, 2020

Revenue

We generated $4,019 of revenues for the year ended February 28, 2021. Our revenues came from management consulting services performed for customers. We generated no revenue for the period from September 9, 2019 (inception) to February 29, 2020.

Operating Expenses

Operating expense were $1,630,123 for the year ended February 28, 2021 were comprised mainly of the stock options issued to members of management and other consultants with a fair market value of $1,418,173 in lieu of cash compensation and total advertising and marketing expenses of $49,896 and legal and professional fees of $115,580. Our expenses for the period from September 9, 2019 (inception) to February 29, 2020 were comprised mainly of legal and professional fees of $17,000 and $950 related to stock based compensation issued to the founders.

Liquidity and Capital Resources

On February 28, 2021, we had cash of $35,055 and we had working capital deficit of $36,612. We have historically funded our operations from proceeds from debt and equity sales.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $137,788 and $18,907 for the year ended February 28, 2021 and the period from September 9, 2019 (inception) to February 29, 2020, respectively, and mainly included payments made for officer compensation, marketing and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was $0 and $191,750 for the year ended February 28, 2021 and the period from September 9, 2019 (inception) to February 29, 2020, respectively. The Company issued 29,500 shares at a price of $6.50 per share for $191,750 under a private placement during period ended February 29, 2020.

Off-balance Sheet Arrangements

As of February 28, 2021, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the year ended February 28, 2021.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, exempts an “emerging growth company” such as us from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Critical Accounting Policies and Estimates

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

Healthcare Business Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Healthcare Business Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Healthcare Business Resources, Inc. (the “Company”) as of February 28, 2021 and February 29, 2020, the related statements of operations, stockholders’ equity and cash flows for the year ended February 28, 2021 and for the period from September 9, 2019 (inception) to February 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020 and the results of its operations and its cash flows for the year ended February 28, 2021 and for the period from September 9, 2019 (inception) to February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

We have served as the Company’s auditor since 2020.

Costa Mesa, CA
June 7, 2021

HEALTHCARE BUSINESS RESOURCES
Balance Sheets

	February 28, 2021	February 29, 2020

Assets
Current Assets:
Cash and cash equivalents	$35,055	$172,843
Total current assets	35,055	172,843
Total Assets	$35,055	$172,843

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$36,486	$-
Accrued expenses	35,181	-
Total current liabilities	71,667	-
Total Liabilities	71,667	-

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,590,000 shares issued and outstanding	19,590	19,590
Additional paid-in capital	1,591,283	173,110
Accumulated deficit	(1,647,485)	(19,857)
Total Stockholders' Equity (Deficit)	(36,612)	172,843

Total Liabilities and Stockholders' Equity (Deficit)	$35,055	$172,843

See accompanying notes to the financial statements.

HEALTHCARE BUSINESS RESOURCES
Statements of Operations
For the year ended February 28, 2021 and the period
from September 9, 2019 (inception) to February 29, 2020

	February 28, 2021	February 29, 2020

Revenue:
Revenue	$4,019	$-
Total revenue	4,019	-

Operating expenses:
General and administrative	1,510,728	2,857
Professional fees	119,395	17,000
Total operating expenses	1,630,123	19,857

Loss from operations	(1,626,104)	(19,857)

Other expenses:
Interest expense	(1,524)	-
Total other expenses	(1,524)	-

Net loss	$(1,627,628)	$(19,857)

Loss per share - basic and diluted	$(0.08)	$(0.02)
Weighted average shares outstanding - basic and diluted	19,590,000	979,500

See accompanying notes to the financial statements.

HEALTHCARE BUSINESS RESOURCES
Statements of Stockholders' Equity (Deficit)
For the year ended February 29, 2021 and the period from September 9, 2019 to February 28, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance September 9, 2019 (inception)	-	$-	$-	$-	$-

Shares issued to founders	950,000	950	-	-	950

Shares issued by private placement	29,500	30	191,720	-	191,750

Stock dividend	18,610,500	18,610	(18,610)	-	-

Net loss	-	-	-	(19,857)	(19,857)

Balance February 29, 2020	19,590,000	19,590	173,110	(19,857)	172,843

Stock-based compensation	-	-	1,418,173	-	1,418,173

Net loss	-	-	-	(1,627,628)	(1,627,628)

Balance February 28, 2021	19,590,000	$19,590	$1,591,283	$(1,647,485)	$(36,612)

See accompanying notes to the financial statements.

HEALTHCARE BUSINESS RESOURCES
Statements of Cash Flows
For the year ended February 28, 2021 and the period
from September 9, 2019 (inception) to February 29, 2020

	February 28, 2021	February 29, 2020

Cash Flows from Operating Activities:
Net loss	$(1,627,628)	$(19,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,418,173	950
Changes in operating assets and liabilities:
Accounts payable	36,486	-
Accrued expenses	35,181	-
Net cash used in operating activities	(137,788)	(18,907)

Cash Flows from Financing Activities:
Proceeds from equity issuance	-	191,750
Net cash provided by financing activities	-	191,750

Net change in cash and cash equivalents	(137,788)	172,843

Cash and cash equivalents, at beginning of period	172,843	-

Cash and cash equivalents, at end of period	$35,055	$172,843

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

HEALTHCARE BUSINESS RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended February 29, 2021 and the period from September 9, 2019 (inception) to February 28, 2020

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

On September 9, 2019 (commencement of operations), Healthcare Business Resources, Inc. (“we”, “our”, the “Company”), a domestic corporation was organized in Delaware to provide consulting services to healthcare organizations. These services include management consulting related to sales, marketing, business development and advisory board function. The Company’s services are designed to help clients increase revenue, improve overall efficiency and effectiveness of their operations and grow strategically.

On March 5, 2021, HBR Pointclear, LLC, a Delaware limited liability company was incorporated. HBR Pointclear, LLC was formed to enter into an Option Agreement to Purchase Business Assets with PointClear Solutions, Inc.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S economy as federal, state, and local governments react to this public health crisis.

Liquidity and Going Concern
These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. Management believes that the cash on hand is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern twelve months from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, or other third-party funding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“US GAAP”), and, as such, include amounts based on judgments, estimates, and assumptions made by management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company is in the development stage, which is defined as an entity devoting substantially all of its efforts to establishing a new business and for which its primary line of business has not yet begun. Following is a description of the more significant accounting policies followed by the Company:

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles used in the United States of America. (“GAAP”).

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of February 28, 2021.

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

We plan to charge clients a fee for our management consulting services based on time (e.g. hourly or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of February 28, 2021, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of February 28, 2021, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, it will take to generate any management consulting services revenue. We cannot assure you that we will ever generate enough management consulting revenue to sustain our operations.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of February 28, 2021.

Fair value of Financial Instruments
The company’s financial instruments consist primarily of cash, accounts receivable and payables. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature or carry interest rates that approximate market rate.

Basic and Diluted Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended February 28, 2021 and February 29, 2020, reflected in the accompanying statement of operations. There were no dilutive shares outstanding during the years ended February 28, 2021 and February 29, 2020.

Recent Accounting Pronouncements
The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3. EQUITY

Stock Split

On July 27, 2020, the Company effected a 20-for-1 stock split of its common stock in the form of a stock dividend. The Company has retroactively restated its stockholders’ equity section by increasing common stock and decreasing additional paid in capital for the par value of the shares to show the impact of the 20-to-1 increase in number of shares outstanding.

Incentive Stock Options

On August 8, 2020, we granted non-qualified stock options to purchase up to 3,000,000 shares of our common stock at the exercise price of $0.50 per share for a ten-year term to certain of our officers, directors and consultants who are performing additional unanticipated work involved with executing the Company’s business plan and who are not being paid cash compensation. The total fair value of these option grants at issuance was $1,417,640. Subsequent to the options vesting, the officers, directors and consultants who received these options surrendered 2,250,000 stock options in exchange for no consideration.

On November 19, 2020, the Board of Directors of the Company amended the Healthcare Business Resources, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The amendment of the 2020 Plan increased the number of shares reserved to 8,000,000 shares of common stock.

On December 31, 2020, we granted non-qualified stock options to purchase up to 10,000 shares of our common stock at the exercise price of $0.50 per share for a five-year term a consultant who are performing additional unanticipated work involved with executing the Company’s business plan and who are not being paid cash compensation. The total fair value of these option grants at issuance was $4,003. The 10,000 shares will vest at a rate of 2,000 share per year until the option is 100% vested.

On January 31, 2021, we granted non-qualified stock options to purchase up to 25,000 shares of our common stock at the exercise price of $0.50 per share for a five-year term a consultant who are performing additional unanticipated work involved with executing the Company’s business plan and who are not being paid cash compensation. The total fair value of these option grants at issuance was $9,990. The 25,000 shares will vest at a rate of 1,000 share per month until the option is 100% vested.

During the year ended February 28, 2021, the Company recognized $1,418,173 of stock-based compensation related to outstanding stock options. At February 28, 2021, the Company had $13,460 of unrecognized expenses related to options.

The following table discloses information regarding outstanding and exercisable options at February 28, 2021:

		Weighted Average
	Number of Options	Exercise Price Per Share
Outstanding at February 29, 2020	-	$-
Granted	3,035,000	0.50
Exercised	-	-
Forfeited and expired	(2,250,000)	0.50
Outstanding at February 28, 2021	785,000	0.50

The following table discloses information regarding outstanding and exercisable options at February 28, 2021:

	Outstanding			Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Number of Options	Exercise Price Per Share	Remaining Life (Years)	Number of Options	Exercise Price Per Share
$0.50	785,000	$0.50	9.24	752,000	$0.50

As of February 28, 2021, the options vested and outstanding had no intrinsic value. The aggregate fair value of the options measured during the year ended February 28, 2021 and the period from September 9, 2019 (inception) to February 29, 2020 were calculated using the Black-Scholes option pricing model based on the following assumptions:

Expected life	5- 10 years
Volatility	113.89- 120.59%
Dividend yield	0%
Risk free interest rate	0.36% - 0.59%

As of February 28, 2021, there are 7,215,000 awards remaining to be issued under the 2020 Plan.

NOTE 4. INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

		Period from
		September 9, 2019
	Year Ended	(inception) to
	February 28, 2021	February 29, 2020
Income tax benefit computed at the statutory rate	$342,000	$3,900
Non-deductible expenses	(302,000)	-
Change in valuation allowance	(40,000)	(3,900)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows:

	As of	As of
	February 28, 2021	February 29, 2020
Deferred income tax assets
Net operating losses	$43,900	$3,900
Valuation allowance	(43,900)	(3,900)
Net deferred income tax assets	$-	$-

The Company has an operating loss carry forward of approximately $209,000.

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

NOTE 7. SUBSEQUENT EVENTS

On March 1, 2021, we granted non-qualified stock options to purchase up to 500,000 shares of our common stock at the exercise price of $0.50 per share for a five-year term to a consultant. The options will vest at a rate of 20,000 shares per month until the option is 100% vested.

On March 12, 2021, our Company, through its wholly owned subsidiary HBR Pointclear, LLC, a Delaware limited liability company (“HBRP”); and PointClear Solutions, Inc., an Alabama corporation (“PointClear”) entered into an Option Agreement To Purchase Business Assets (the “Option Agreement”). The term of the Option (the “Option Term”) commenced on March 12, 2021 and automatically expires on August 1, 2022 (the “Option Termination Date”), unless duly extended, exercised, or sooner terminated as provided in the Option Agreement.

PointClear is a health care focused information technology solutions company that provides its clients technology driven solutions based upon its three core competencies; (i) Strategic planning, (ii) Digitization and Design, and (iii) Production and Implementation (the “Business”). Pursuant to the Option Agreement, PointClear granted to HBRP an exclusive non-cancelable option (the “Option”) to require PointClear to enter into an Asset Purchase Agreement (the “Asset Purchase Agreement”) under which, HBRP may (i) purchase all of PointClear’s tangible and intangible assets used in, or useful to the Business (the “Business Assets”), and (ii) the assume certain defined liabilities and contracts related to the Business. The Option provides HBRP the right, but not the obligation, to (i) enter into the Asset Purchase Agreement at any time until August 1, 2022 (the “Option Term”), and (ii), require PointClear to sell the Business Assets and perform under the Asset Purchase Agreement.

Pursuant to the Option, HBRP shall arrange for a loan of up to $750,000 to PointClear (the “Improvement Loan”) pursuant to the Improvement Loan Agreement (the “Improvement Loan Agreement”), as consideration for obtaining rights under the Option. PointClear is required to use the proceeds under the Improvement Loan to improve the Business and offset operating costs. If HBRP elects to exercise the Option it shall be obligated to pay to PointClear the consideration set forth in the Asset Purchase Agreement and comply with such other terms and conditions that are set forth in the Asset Purchase Agreement. The repayment of any monies lent under the Improvement Loan Agreement to PointClear will be determined based on whether or not HBRP elects to exercise the Option and enter into the Asset Purchase Agreement with Pointclear. The Option Agreement contains customary representations, warranties and covenants of PointClear and HBRP.

On March 15, 2021, our Company issued to Mark Huber a Promissory Note in the aggregate principal amount of $200,000 (the “Third Party Promissory Note”). The principal amount of $200,000 plus all interest under the Third Party Promissory Note will be due and payable two hundred seventy (270) days from March 15, 2021 (the “Maturity Date”). Interest on the Third Party Promissory Note will accrue at a rate of 3.0% per annum, beginning on March 15, 2021 until the principal amount and all accrued but unpaid interest shall have been paid. The Third Party Promissory Note is an unsecured debt obligation of the Company.

On March 31, 2021, the Company entered into a three-month agreement with a management consultant. As compensation for the consultant, the Company shall pay the consultant $21,000 paid through the issuance of 42,000 shares of the Company’s common stock.

On April 1, 2021, the Company entered into a fifty-seven-month agreement with a management consultant. As compensation for the consultant, the Company shall pay (i) 35,000 shares of the Company’s common stock in lieu of $17,490 due to the consultant for services rendered and (ii) the issuance of 500,000 Option Shares of the Company’s common stock at the exercise price of $0.50 per share and a five-year term. The options will vest at a rate of 20,000 shares per month until the option is 100% vested.

Between March 1, 2021 and May 31, 2021, the Company issued 178,000 shares of common stock for net cash proceeds of $89,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report on Form 10-K. Based on this evaluation, our principal executive officer/principal financial officer concluded that as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board include the following:

In connection with management’s assessment of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), we identified the following material weaknesses in our internal control over financial reporting as of February 28, 2021:

● We do not have written documentation of our internal control policies and procedures.

● Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1305) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information.

None

Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Executive Officer and Director

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Title	Held Position Since
Stephen Epstein	39	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Director	September 2019
Kenneth Hawkins	70	Director	May 2020
Howard T. Wall, III	62	Director	May 2020

The following information sets forth the backgrounds and business experience of the directors and executive officer.

Stephen Epstein has been Director, Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer since September 2019. Mr. Epstein is also a Director of CalSouth Corp, a real estate development company, since March 2016, Manager for the Realiste Fund, LP, a private equity fund, since February 2019 and Managing Member of DollarCamp C&B, LLC, a publishing and training company since 2009. Mr. Epstein has a B.A. in International Relations from The University of Southern California and is a Certified Commercial Investment Member (CCIM). Mr. Epsteins qualifications to serve on our board of directors include his knowledge of our Company and his leadership at our Company.

Kenneth Hawkins, CPA has been an advisor to our Company since September 2019 and Chair of the board of directors since May 2020. Mr. Hawkins is also the Principal of KDH Consulting since January 2017, Senior Advisor at Farlie Turner & Co. since December 2017 and a Senior Consultant at Community Health Systems since January 2017 where he was previously the Senior Vice President of Acquisitions and Development from January 1997 to December 2016. Mr. Hawkins has a business administration degree in Accounting from James Madison University and a Masters degree in Tax from the Virginia Commonwealth University – School of Business. Mr. Hawkins qualifications to serve on our board of directors include his knowledge of our Company, the healthcare services industry and his leadership at our Company.

Howard T. Wall, III has been an advisor to our Company since September 2019 and a member of our board of directors since May 2020. Mr. Wall has been an independent healthcare attorney and business advisor since January 2019. From June 2011 to December 2018, he served as the Executive Vice President, General Counsel, Chief Administrative Officer and Secretary of Regional Care Hospital Partners (d/b/a RCCH Healthcare Partners). Mr. Wall received a B.A. degree in history and social science from Trevecca Nazarene University in 1980 and received a J.D. degree from Washington & Lee University School of Law in 1983. Mr. Walls qualifications to serve on our board of directors include his knowledge of our Company, the healthcare services industry and his leadership at our Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the following exceptions: each of Messrs. Stephen Epstein, Kenneth Hawkins, and Joel Arberman filed one late Form 4 with respect to one transaction.

Code of Ethics

Our Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees, including its principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics is available for review on our Company’s website www.healthcarebusinessresources.com. The Company intends to disclose any changes in or waivers from its Code of Business Conduct and Ethics by posting such information on its website.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors.

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Company’s entire Board of Directors has served, and currently serves, in that capacity. This is due to our development stage and small executive management team. Our Board of Directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have limited revenues and our Company does not carry a sufficient amount of directors and officer’s insurance, which makes it difficult for us to find candidates willing to serve on our board of directors, especially independent directors to sit on an audit committee. If we are able to generate sufficient revenues in the future, then we will likely obtain a sufficient amount of directors and officer’s insurance, retain independent directors and form a separately designated standing audit committee and other applicable committees.

Term of office

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Involvement in certain legal proceedings

During the past ten years, none of our directors, officers, greater-than-ten percent stockholders or promoters have been involved in any of the legal proceedings described in paragraph (f) of Item 401 of Regulation S-K.

Item 11.	Executive Compensation

Summary Compensation Table

Not applicable

Employee, Severance, Separation and Change in Control Agreements

Stephen Epstein. Mr. Epstein is our Chief Executive Officer, President and Chief Financial Officer. Under the terms of our July 22, 2020, letter agreement with Mr. Epstein, he is not paid a salary but is entitled to reimbursement of reasonable business expenses. Mr. Epstein will devote up to 40 hours per week to our Company. He does not have a non-competition agreement with the Company; but is not separately engaged, nor does he anticipate being separately engaged, in any competitive businesses.

We were incorporated on September 9, 2019. For the fiscal years ended February 29, 2020 and 2021, no compensation was awarded to, earned by, or paid to Mr. Epstein as an executive officer. We have no other any of the named executive officers. Please see Director Compensation below.
Option Exercises and Stock Vested

No stock options, SARs and similar instruments were exercised, and no stock, including restricted stock, restricted stock units and similar instruments vested, by or for any of our named executive officer during the last completed fiscal year.

Pension, retirement or similar benefit plans

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Outstanding Equity Awards

There are no outstanding equity awards for the most recent fiscal period ended February 29, 2021.

Potential Payments Upon Termination or Change In Control

None.

Director Compensation

On August 8, 2020, we granted non-qualified stock options at the exercise price of $0.50 per share for a ten-year term to the directors set forth below. All of the options vested immediately:

Name	No. of Options	Exercise Price	Fair Value(1)
Stephen Epstein	750,000(2)	$0.50	$354,410(2)
Kenneth Hawkins	750,000(3)	$0.50	$354,410(3)
Howard Wall III	750,000	$0.50	$354,410(4)

1. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718.
2. On February 1, 2021, Mr. Epstein surrendered all 750,000 stock options in exchange for no consideration.
3. On February 1, 2021, Mr. Hawkins surrendered all 750,000 stock options in exchange for no consideration.

No other compensation was paid to our directors during our February 28, 2021 fiscal year. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of June 7, 2021, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of (i) each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock; and (ii) each of our officers and directors, and officers and directors as a group:

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)(2)	Number	Percent (3)(4)
5% Stockholders
Meraki Partners LLC (5)	3,500,000	17.6%

Directors and Executive Officers
Stephen Epstein, Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	11,016,000	55.5%
Kenneth Hawkins, Director	3,002,000	15.1%
Howard T. Wall, III, Director (6)	1,270,000	6.4%
All executive officers and directors as a group (3 persons)	15,288,000	77.0%
———————
(1)
As of June 7, 2021, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days of June 7, 2021.
(2)
In care of the Company at 718 Thompson Lane, Suite 108-273, Nashville, Tennessee 37204.
(3)
Based on 19,845,000 shares of common stock outstanding as of the date of this Offering Circular.
(4)
If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the Record Date, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(5)
Joel Arberman is the Managing Member of Meraki Partners, LLC and has sole voting and investment power over these securities.
(6)
Includes 520,000 shares of common stock and options to purchase up to 750,000 shares of common stock.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Not Applicable.

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, our board of directors reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest and adherence to standards of business conduct. We have no independent directors on our board of directors.

Director Independence

Although we do not currently trade on the NASDAQ or any other trading medium, our board of directors has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Our board of directors has affirmatively determined that none of our directors are independent directors that are independent of management or free of any relationship that would interfere with their independent judgment as members of our board of directors. The following members of our board of directors, Stephen Epstein, Kenneth Hawkins and Howard T. Wall, III are not independent directors pursuant to the standards described above.

Item 14.	Principal Accounting Fees and Services

Audit Fees. The following table summarizes fees payable for services provided to us by our independent registered public accounting firm, which were pre-approved by the Audit Committee:

	2021	2020
Audit Fees	$67,255	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$67,255	$-

Audit Fees are the aggregate fees billed for the years ended February 29, 2020 and February 28, 2021 for professional services rendered by Marcum for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are fees billed for the years ended February 29, 2020 and February 28, 2021 for assurance and related services rendered by Marcum that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are fees billed for the years ended February 29, 2020 and February 28, 2021 for tax compliance services rendered by Marcum.

All Other Fees are fees billed for the years ended February 29, 2020 and February 28, 2021 for products and services provided by Marcum, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by Marcum that are described above were pre-approved by the Company’s Audit Committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on Marcum’s engagement to audit the Company’s financial statements for the years ended February 29, 2020 and February 28, 2021 were attributed to work performed by persons other than Marcum’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)       The following documents are filed or furnished as part of this Form 10-K:

1.       Financial Statements. Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

2.       Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

(b)     The following exhibits are filed as part of this report.

EXHIBIT INDEX

SEC Reference Number	Title of Document
3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
3.2	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
4.1	Description of Registrant’s Securities	Filed Herewith
10.1	2020 Stock Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.2	Amendment to 2020 Stock Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.3	Meraki Partners, LLC Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.4	Form of Advisory Board Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.5	Form of HBR Business Development Consulting Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.6	Employment Agreement with Stephen Epstein	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.7	Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.8	Form of Asset Purchase Agreement, attached as Exhibit A to Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.9	Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.10	Form of Promissory Note, attached as Exhibit A to Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.11	Promissory Note – Huber	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
14.1	Code of Ethics	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
21.1	Subsidiaries	Filed Herewith
23.1	Consent of Independent Public Accounting Firm - Marcum LLP	Filed Herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed Herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed Herewith
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company
Filed Herewith
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K
104	Cover Page Interactive Data File

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE BUSINESS RESOURCES, INC., Registrant

Date: June 7, 2021	By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stephen Epstein	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Director	June 7, 2021
Stephen Epstein

/s/ Kenneth Hawkins	Director	June 7, 2021
Kenneth Hawkins

/s/ Howard T. Wall, III	Director	June 7, 2021
Howard T. Wall, III