Form 10-Q
period 2021-05-31
Healthcare Business Resources, Inc.
filed 2021-07-20
CIK 1796949

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,853,000 shares of common stock as of July 20, 2021.

Healthcare Business Resources Inc.

HEALTHCARE BUSINESS RESOURCES
Consolidated Balance Sheets
(Unaudited)

	May 31, 2021	February 28, 2021

Assets
Current Assets:
Cash and cash equivalents	$42,914	$35,055
Interest receivable	2,532	-
Total current assets	45,446	35,055

Note receivable	200,000	-

Total Assets	$245,446	$35,055

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$52,639	$36,486
Accrued expenses	48,061	35,181
Note payable	200,000	-
Total current liabilities	300,700	71,667

Total Liabilities	300,700	71,667

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,701,000 and 19,590,000 shares issued and outstanding, respectively	19,737	19,590
Additional paid-in capital	1,912,908	1,591,283
Accumulated deficit	(1,987,899)	(1,647,485)
Total Stockholders' Deficit	(55,254)	(36,612)

Total Liabilities and Stockholders' Deficit	$245,446	$35,055

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Operations
For the three months ended May 31, 2021 and 2020
(Unaudited)

	May 31, 2021	May 31, 2020

Revenue:
Revenue	$6,408	$-

Total revenue	6,408	-

Operating expenses:
General and administrative	259,789	12,060
Professional fees	86,588	32,232

Total operating expenses	346,377	44,292

Loss from operations	(339,969)	(44,292)

Other expenses:
Interest income	2,532	-
Interest expense	(2,977)	-

Total other income (expense), net	(445)	-

Net loss	$(340,414)	$(44,292)

Loss per share - basic and diluted	$(0.02)	$(0.00)
Weighted average shares outstanding - basic and diluted	19,699,385	19,590,000

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Stockholders' Equity (Deficit)
For the three months ended May 31, 2021 and 2020
(Unaudited)

	Common Stock		Additional		Total
	Shares	Amounts	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, February 29, 2020	19,590,000	$19,590	$173,110	$(19,857)	$172,843
Net loss	-	-	-	(44,292)	(44,292)
Balance, May 31, 2020	19,590,000	$19,590	$173,110	$(64,149)	$128,551

Balance February 28, 2021	19,590,000	19,590	1,591,283	(1,647,485)	(36,612)
Common shares issued for cash, net	70,000	70	30,350	-	30,420
Common shares issued for settlement of accounts payable	77,000	77	38,423	-	38,500
Stock-based compensation	-	-	252,852	-	252,852
Net loss	-	-	-	(340,414)	(340,414)
Balance, May 31, 2021	19,737,000	$19,737	$1,912,908	$(1,987,899)	$(55,254)

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Cash Flows
For the three months ended May 31, 2021 and 2020
(Unaudited)

	May 31, 2021	May 31, 2020

Cash Flows from Operating Activities:
Net loss	$(340,414)	$(44,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	252,852 -
Changes in operating assets and liabilities:
Interest receivable	(2,532)	-
Accounts payable	54,653	25,881
Accrued expenses	12,880	-
Net cash used in operating activities	(22,561)	(18,411)

Cash Flows from Investing Activities:
Note receivable	(200,000)	-
Net cash used in investing activities	(200,000)	-

Cash Flows from Financing Activities:
Proceeds on notes payable	200,000	-
Proceeds from equity issuance, net	30,420	-
Net cash provided by financing activities	230,420	-

Net change in cash and cash equivalents	7,859	(18,411)

Cash and cash equivalents, at beginning of period	35,055	172,843

Cash and cash equivalents, at end of period	$42,914	$154,432

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$
		-
Supplemental disclosure of non-cash investing and financing activities: Common shares issued for settlement of accounts payable	$38,500	$-

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In this report, unless context requires otherwise, references to “we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiary HBR Pointclear, LLC.

Liquidity and Going Concern
These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. Management believes that the cash on hand is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern twelve months from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, or other third-party funding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading.  Operating results for the three months ended May 31, 2021, are not necessarily indicative of the final results that may be expected for the year ending February 28, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended February 28, 2021, included in our Form 10-K filed with the SEC on June 7, 2021 (“Form 10-K”).  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Revenue Recognition
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) or (“ASC Topic 606”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for public companies with annual reporting periods beginning after December 31, 2017 and is to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial adoption. Early adoption is permitted for all entities but not before the original effective date for public entities. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. As an emerging growth company, the Company has an option to adopt with all other entities.

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

We plan to charge clients a fee for our management consulting services based on time (e.g. hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of May 31, 2021, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of May 31, 2021, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, it will take to generate any management consulting services revenue. We cannot assure you that we will ever generate enough management consulting revenue to sustain our operations.

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

Basic and Diluted Loss Per Share
The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share for periods where the Company reported a net loss because including the 3,000,000 dilutive securities would be anti-dilutive.

Recent Accounting Pronouncements
The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. NOTE RECEIVABLE

On March 12, 2021, our Company, through its wholly owned subsidiary HBR Pointclear, LLC, a Delaware limited liability company (“HBRP”); and PointClear Solutions, Inc., an Alabama corporation (“PointClear”) entered into an Option Agreement to Purchase Business Assets (the “Option Agreement”). The term of the Option (the “Option Term”) commenced on March 12, 2021, and automatically expires on August 1, 2022 (the “Option Termination Date”), unless duly extended, exercised, or sooner terminated as provided in the Option Agreement.

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

Pursuant to the Option, HBRP shall arrange for a unsecured loan of up to $750,000 to PointClear (the “Improvement Loan”) pursuant to the Improvement Loan Agreement (the “Improvement Loan Agreement”), as consideration for obtaining rights under the Option. The loan agreement matures on the earlier of August 1, 2022, or the closing of the purchase of the Asset Purchase Agreement. PointClear is required to use the proceeds under the Improvement Loan to improve the Business and offset operating costs. If HBRP elects to exercise the Option it shall be obligated to pay to PointClear the consideration set forth in the Asset Purchase Agreement and comply with such other terms and conditions that are set forth in the Asset Purchase Agreement. The repayment of any monies lent under the Improvement Loan Agreement to PointClear will be determined based on whether or not HBRP elects to exercise the Option and enter into the Asset Purchase Agreement with Pointclear. The Option Agreement contains customary representations, warranties and covenants of PointClear and HBRP. As of May 31, 2021, the Company has loaned $200,000 to Pointclear, with interest receivable of $2,532.

NOTE 4. NOTE PAYABLE

On March 15, 2021, our Company issued to Mark Huber a Promissory Note in the aggregate principal amount of $200,000 (the “Third Party Promissory Note”). The principal amount of $200,000 plus all interest under the Third Party Promissory Note will be due and payable two hundred seventy (270) days from March 15, 2021 (the “Maturity Date”). Interest on the Third Party Promissory Note will accrue at a rate of 3.0% per annum, beginning on March 15, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The Third Party Promissory Note is an unsecured debt obligation of the Company. As of May 31, 2021, the note payable balance was $200,000, with accrued interest of $1,266.

NOTE 5. EQUITY

Common stock

During the three months ended May 31, 2021, the Company sold 70,000 shares of our common stock to investors who are “accredited investors,” as that term is defined Rule 501(a) of Regulation D for total consideration of $35,000, or $0.50 per share. The Company paid transaction fees of $4,580 resulting in net proceeds of $30,420.

During the three months ended May 31, 2021, the Company issued 77,000 shares of common stock with a fair value of $38,500 to settle $38,500 of accounts payable.

Incentive Stock Options

During the three months May 31, 2021, the Board of Directors approved grants of 2,105,000 options to consultants. The options have an exercise price of $0.50 and expire five-years following issuance. The total fair value of these option grants at issuance was $816,439. Of the newly granted options 528,750 vested at issuance and the remaining options vest over periods from five to twenty five months.

During the three months ended May 31, 2021, the Company recognized $252,852 of stock-based compensation related to outstanding stock options. At May 31, 2021, the Company had $398,138 of unrecognized expenses related to options.

		Weighted Average
	Number of Options	Exercise Price Per Share
Outstanding at February 28, 2021	785,000	$0.50
Granted	2,105,000	0.50
Exercised	-	-
Forfeited and expired	(460,000)	0.50
Outstanding at May 31, 2021	2,430,000	$0.50

The following table discloses information regarding outstanding and exercisable options at May 31, 2021:

		Outstanding			Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Number of Options	Exercise Price Per Share	Remaining Life (Years)	Number of Options	Exercise Price Per Share
$0.50	2,430,000	$0.50	6.18	1,407,750	$0.50

As of May 31, 2021, the options vested and outstanding had no intrinsic value. The aggregate fair value of the options measured during the three months ended were calculated using the Black-Scholes option pricing model based on the following assumptions:

Expected life	5 years
Volatility	106.95- 108.26%
Dividend yield	0%
Risk free interest rate	0.71% - 0.90%

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is not aware of any other commitments or contingencies that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 7. RISK CONCENTRATIONS

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

NOTE 8. SUBSEQUENT EVENTS

Between June 1, 2021 and July 15, 2021, the Company issued 116,000 shares of common stock for net cash proceeds of $58,000.

On June 10, 2021, our Company issued to Kenneth Hawkins, a member of our Company’s board of directors, a promissory note in the aggregate principal amount of $50,000 (the “$50,000 Promissory Note”). The principal amount of $50,000 plus all interest under the $50,000 Promissory Note will be due and payable two hundred seventy (270) days from June 10, 2021. Interest on the $50,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on June 10, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The $50,000 Promissory Note is an unsecured debt obligation of the Company.

On June 11, 2021, our Company issued to Ethan Kellum a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by our Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.5% per annum, beginning on the date the principal amount is received by our Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. Our Company received the principal amount of the $25,000 Promissory Note on June 11, 2021.

On June 18, 2021, we and HBR Sub, Inc., a Delaware corporation and our wholly owned subsidiary entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with UserTech U.S. LLC, a Delaware limited liability company (“UPlus”) and UPlus Health, LLC, a Delaware limited liability company and a wholly-owned subsidiary of UPlus (“UPlus Health”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, HBR Sub, Inc. was merged with and into UPlus Health, with UPlus Health surviving the merger on the terms and subject to the conditions set forth in the Merger Agreement and certain ancillary agreements. UPlus Health is now our Company’s wholly owned subsidiary. The consideration for the merger consisted of our Company’s issuance to UPlus of 1,000,000 shares of our common stock and a three-year warrant to purchase 1,400,000 shares of our common stock for $0.50 per share, subject to the Special Adjustments described in the Merger Agreement, which includes UPlus’ right to unwind the merger in the event we fail to meet the Financial Metrics Plan described in the Merger Agreement.

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 7, 2021. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10- K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Unless the context otherwise requires, all references to “our Company,” “we,” “our” or “us” and other similar terms means Healthcare Business Resources Inc. and its subsidiary HBR Business Development, LLC.

Principal Services

We are in our development stage. We plan to generate revenue by providing consulting services. These services include:

●
management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations;
●
financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare; and
●
technology consulting and engineering services.

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

We plan to charge clients a fee for our management consulting services based on time (e.g., hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of May 31, 2021, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of May 31, 2021, we have generated limited management consulting services revenue. We cannot assure you that we will ever generate enough management consulting revenue to sustain our operations.

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

As of May 31, 2021, we generated no revenue from financial incentive program services. Currently, have multiple consulting opportunities in various stages of active review by potential customers; however, we cannot assure you that any of these potential customers will engage our Company for services. Further, we cannot assure you that we will ever generate enough financial incentive program revenue to sustain our Company’s operations.

Technology consulting and engineering services

Our technology consulting and engineering services include digital strategy, design, development, and management services, with expertise in enterprise software, mobile and web-based application solutions. These services are designed to help clients speed innovation, expand market share, drive revenue, and encourage patient satisfaction and population health.

As part of our technology consulting and engineering services, we perform an initial review of a prospective clients' challenges and relevant technologies to determine areas for potential improvement and growth opportunities. We charge clients a fee for our technology consulting and engineering services based on the project.

As of May 31, 2021, we generated no revenue from technology consulting and engineering services and we are unable to determine how long, if ever, it would take to continue to attract paying clients. We cannot assure you that we will ever generate enough revenue to sustain our operations.

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

3.
Pursue strategic acquisitions. We intend to evaluate select acquisitions of complementary businesses as another means to broaden the scope of our capabilities and our client base. For example, we are interested in acquiring companies that provide consulting, training, education, marketing, audits, cost recovery, group purchasing, compliance, certification, security, information technology and other non-clinical healthcare business services. We believe strategic acquisitions can enable us to scale our revenue with less business risk. While we are not evaluating any potential acquisition targets or have any agreements to acquire any business at this time, any future acquisition may result in unforeseen operating difficulties and expenditures particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business.

Results of Operations for the three months ended May 31, 2021 compared to three months May 31, 2020

Revenues: We generated $6,408 of revenues for the three months ended May 31, 2021 compared to $0 for the three months ended May 31, 2020. Our revenues came from management consulting services performed for customers.

Operating Expenses: Operating expenses increased to $346,377 for the three months ended May 31, 2021 compared to $44,292 for the three months ended May 31, 2020. The increase in operating expenses were mainly attributed to increase in legal and professional expenses of $54,356 and stock based compensation of $252,852.

Liquidity and Capital Resources

On May 31, 2021, we had cash of $42,914 and we had working capital deficit of $255,254.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $22,561 and $18,411 for the three months ended May 31, 2021 and 2020, respectively, and mainly included stock based compensation, loss on settlement of accounts payable, professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was $200,000 for the three months ended May 31, 2021. The amount used in 2021 is related to our option agreement with Pointclear Solution, Inc. We had no investing activities for the three months ended May 31, 2020.

Cash provided by financing activities

Net cash provided by financing activities was $230,420 for the three months ended May 31, 2021, related to the sale of common stock and proceeds from note payable. We had no financing activities for the three months ended May 31, 2020.

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

The full impact of the COVID-19 Outbreak continues to evolve as of this date. As such, we cannot estimate the full magnitude that the pandemic will have on our business. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations for the Company’s fiscal year ending February 29, 2022 and beyond. Management is actively monitoring the impact of the global pandemic on its financial condition, liquidity, operations, industry, and workforce.

Given the daily evolution of the COVID-19 Outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the Company’s fiscal year ending February 29, 2022.

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

Off-Balance Sheet Arrangements

As of May 31, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended May 31, 2021.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of May 31, 2021 include the following:

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below is information regarding all securities issued by our Company during the period covered by this report:

March 2021 – May 2021 Private Placement

During March 2021 – May 2021, we issued 70,000 shares of to our common stock to investors who are “accredited investors,” as that term is defined Rule 501(a) of Regulation D for total consideration of $35,000, or $0.50 per share. The Company paid transaction fees of $4,580 resulting in net proceeds of $30,420.

March 2021 – May 2021 Option Grants - Consultants

During March 2021 – May 2021, we granted non-qualified stock options to purchase up to 2,105,000 shares of our common stock at the exercise price of $0.50 per share to consultants.

March 2021 Private Placement - Consultant Shares

In March 2021 we issued a total of 77,000 shares of our common stock to two separate consultants in exchange for $38,500 in total consulting services, or $0.50 per share, for services rendered by these persons to our Company.

In connection with the above transactions, no general solicitation occurred, no commission or other remuneration was paid, and no underwriter participated. We relied upon on the exemption from registration provided in Section 4(a)(2), Regulation D, Regulation S and Rule 701 of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

 EXHIBIT INDEX

SEC Reference Number	Title of Document
3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
3.2	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.1	Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.2	Form of Asset Purchase Agreement, attached as Exhibit A to Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.3	Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.4	Form of Promissory Note, attached as Exhibit A to Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.5	Promissory Note – Huber	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed Herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed Herewith
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
Filed Herewith
101	XBRL data files of Financial Statements and Notes contained in this Quaterly Report on Form 10-K
104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned, thereunto duly authorized on July 20, 2021.

Healthcare Business Resources Inc. Registrant

By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer