Form 10-Q/A
period 2021-05-31
Healthcare Business Resources, Inc.
filed 2021-10-05
CIK 1796949

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,853,000 shares of common stock as of October 5, 2021.

EXPLANATORY NOTE

Healthcare Business Resources Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2021, which was originally filed with the Securities and Exchange Commission on July 20, 2021 (the “Original Form 10-Q”). Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Healthcare Business Resources Inc., and its subsidiaries.

We are filing this Amendment to:

●
Correct a typo in the Stockholders' Deficit portion of the balance sheets relating to shares issued and outstanding as of May 31, 2021.
●
In the accompanying notes to the unaudited consolidated financial statements: (i) provide a discussion on Covid -19’s impact on our Company in Note 2; (ii) provide additional information relating to the Pointclear Improvement Loan in Note 3; and (iii) provide new information relating to the Separation and Settlement Agreement by and among, the Company and HBRP and PointClear in Note 8.
●
Revise the Critical Accounting Policies discussion contained within Item 2 - Management's Discussion and Analysis of Financial Condition and Results Of Operations.
●
Revise and update Exhibits 31.1 and 31.2.

 Additionally, in connection with the filing of this Amendment, we updated the cover page of the Original Form 10-Q regarding the number of shares of our common stock that is outstanding and revised the Exhibit Index in Item 6 – Exhibits accordingly.

Except as set described above, no other changes are made to the Original Form 10-Q. The Original Form 10-Q continues to speak as of the date of the Original Form 10-Q. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update in any way the disclosures contained in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

Healthcare Business Resources Inc.

HEALTHCARE BUSINESS RESOURCES
Consolidated Balance Sheets
(Unaudited)

	May 31, 2021	February 28, 2021

Assets
Current Assets:
Cash and cash equivalents	$42,914	$35,055
Interest receivable	2,532	-
Total current assets	45,446	35,055

Note receivable	200,000	-

Total Assets	$245,446	$35,055

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$52,639	$36,486
Accrued expenses	48,061	35,181
Note payable	200,000	-
Total current liabilities	300,700	71,667

Total Liabilities	300,700	71,667

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,737,000 and 19,590,000 shares issued and outstanding, respectively	19,737	19,590
Additional paid-in capital	1,912,908	1,591,283
Accumulated deficit	(1,987,899)	(1,647,485)
Total Stockholders' Deficit	(55,254)	(36,612)

Total Liabilities and Stockholders' Deficit	$245,446	$35,055

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

Other income (expense):
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

In this filing, unless context requires otherwise, references to “we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiary HBR Pointclear, LLC.

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

The Company recognizes revenue from contracts with its customers under ASC Topic 606. As sales are expected to be primarily from sales of advisory services, the Company does not expect significant post-delivery obligations. Revenue from sales of advisory services is recorded over the period earned and are recognized under ASC Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

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

We charged clients a fee for our management consulting services based on time (e.g. hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of May 31, 2021, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of May 31, 2021, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, it will take to generate any management consulting services revenue. We cannot assure you that we will ever generate enough management consulting revenue to sustain our operations.

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

Pursuant to the Option, HBRP shall arrange for a unsecured loan of up to $750,000 to PointClear (the “Improvement Loan”) pursuant to the Improvement Loan Agreement (the “Improvement Loan Agreement”), as consideration for obtaining rights under the Option. The loan agreement matures on the earlier of August 1, 2022, or the closing of the purchase of the Asset Purchase Agreement. PointClear is required to use the proceeds under the Improvement Loan to improve the Business and offset operating costs. If HBRP elects to exercise the Option it shall be obligated to pay to PointClear the consideration set forth in the Asset Purchase Agreement and comply with such other terms and conditions that are set forth in the Asset Purchase Agreement. The repayment of any monies lent under the Improvement Loan Agreement to PointClear will be determined based on whether or not HBRP elects to exercise the Option and enter into the Asset Purchase Agreement with Pointclear. The Option Agreement contains customary representations, warranties and covenants of PointClear and HBRP. As of May 31, 2021, the Company has loaned $200,000 of the $750,000 commitment to Pointclear, and recorded interest receivable of $2,532.

NOTE 4. NOTE PAYABLE

On March 15, 2021, our Company issued a Promissory Note in the aggregate principal amount of $200,000 (the “Third Party Promissory Note”). The principal amount of $200,000 plus all interest under the Third Party Promissory Note will be due and payable two hundred seventy (270) days from March 15, 2021 (the “Maturity Date”). Interest on the Third Party Promissory Note will accrue at a rate of 3.0% per annum, beginning on March 15, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The Third Party Promissory Note is an unsecured debt obligation of the Company. As of May 31, 2021, the note payable balance was $200,000, with accrued interest of $1,266.

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

On June 11, 2021, our Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by our Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.5% per annum, beginning on the date the principal amount is received by our Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. Our Company received the principal amount of the $25,000 Promissory Note on June 11, 2021.

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

On September 29, 2021, the Company, through HBRP and PointClear entered into a Separation and Settlement Agreement (“Separation and Settlement Agreement”), effective October 1, 2021, and terminated their mutual obligations under the Option Agreement and Improvement Loan Agreement. Pursuant to the Separation and Settlement Agreement, with respect to the: (i) Option Agreement, the Option Agreement is cancelled and none of the parties have any current or future rights or obligations under the Option Agreement; (ii) Improvement Loan Agreement, the principal owed by PointClear under the Improvement Loan Agreement is reduced to $150,000. Within 30 days of October 1, 2021, PointClear shall pay to HBRP, or its designee, $25,000 which shall reduce the principal owed under the Improvement Loan Agreement to $125,000. PointClear shall pay to HBRP, or its designee, $25,000 upon receipt from CHC of the amount owed following “Final Acceptance” testing. Any balance remaining under the Improvement Loan Agreement is hereby converted to a 60-month term loan pursuant to Section 2.05 of the Improvement Loan Agreement, and its repayment shall remain subject to the Improvement Loan Agreement; and (iii) Consulting and Company Stock Option Agreements, the Consulting Agreements by and between HBRP and Shawn Ewing, Thomas White, David Karabinos and Daren McCormick are hereby cancelled by mutual consent and no money or consideration is owed or payable to any party thereunder according to the terms of such Consulting Agreements. The Company stock option agreements by and between the Company and Shawn Ewing, Thomas White and Daren McCormick are hereby cancelled by mutual consent and any option shares, vested or unvested are hereby terminated.

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

 Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them are below. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

The Company recognizes revenue from contracts with its customers under ASC Topic 606. As sales are expected to be primarily from sales of advisory services, the Company does not expect significant post-delivery obligations. Revenue from sales of advisory services is recorded over the period earned and are recognized under ASC Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

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

Changes in Internal Control Over Financial Reporting. Other than noted above, there were no changes in our internal control over financial reporting during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned, thereunto duly authorized on October 5, 2021.

Healthcare Business Resources Inc. Registrant

By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer