Form 10-Q
period 2021-08-31
Healthcare Business Resources, Inc.
filed 2021-10-25
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2021

or

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

__________________________________________________________
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,821,000 shares of common stock as of October 22, 2021.

Healthcare Business Resources Inc.

HEALTHCARE BUSINESS RESOURCES
Consolidated Balance Sheets
(Unaudited)

	August 31, 2021	February 28, 2021

Assets
Current Assets:
Cash and cash equivalents	$101,208	$35,055
Note receivable	200,000	-
Interest receivable	5,556	-
Total current assets	306,764	35,055

Noncurrent Assets:
Other assets	2,050	-
Right of use asset - operating lease	12,595	-
License	857,990	-
Total noncurrent assets	872,635	-

Total Assets	$1,179,399	$35,055

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$79,106	$36,486
Accrued expenses	33,950	35,181
Current portion of right of use liability - operating lease	11,467	-
Notes payable	250,000	-
Note payable - related party	50,000	-
Total current liabilities	424,523	71,667

Right of use liability - operating lease, net current portion	2,025	-
Total noncurrent liabilities	2,025	-

Total Liabilities	426,548	71,667

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,853,000 and 19,590,000 shares issued and outstanding, respectively	20,853	19,590
Additional paid-in capital	2,895,517	1,591,283
Accumulated deficit	(2,163,519)	(1,647,485)
Total Stockholders' Equity (Deficit)	752,851	(36,612)

Total Liabilities and Stockholders' Equity (Deficit)	$1,179,399	$35,055

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Operations
For the three and six months ended August 31, 2021 and 2020
(Unaudited)

	Three months ended		Six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Revenue:
Revenue	$9,245	$2,009	$15,653	$2,009

Total revenue	9,245	2,009	15,653	2,009

Operating expenses:
General and administrative	94,010	1,446,446	353,799	1,458,507
Professional fees	85,387	25,200	171,975	57,431

Total operating expenses	179,397	1,471,646	525,774	1,515,938

Loss from operations	(170,152)	(1,469,637)	(510,121)	(1,513,929)

Other expenses:
Interest income	3,024	-	5,556	-
Interest expense	(8,492)	-	(11,469)	-

Total other expense	(5,468)	-	(5,913)	-

Net loss	$(175,620)	$(1,469,637)	$(516,034)	$(1,513,929)

Loss per share - basic and diluted	$(0.01)	$(0.08)	$(0.03)	$(0.08)
Weighted average shares outstanding - basic and diluted	20,853,000	19,590,000	19,775,038	19,590,000

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Stockholders' Equity (Deficit)
For the three and six months ended August 31, 2021 and 2020
(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance February 28, 2021	19,590,000	$19,590	$1,591,283	$(1,647,485)	$(36,612)

Common shares issued for cash, net	70,000	70	30,350	-	30,420

Common shares issued for settlement of accounts payable	77,000	77	38,423	-	38,500

Stock-based compensation	-	-	252,852	-	252,852

Net loss	-	-	-	(340,414)	(340,414)

Balance May 31, 2021	19,737,000	19,737	1,912,908	(1,987,899)	(55,254)

Common shares issued for cash, net	116,000	116	55,630	-	55,746

Common shares and warrants issued for license	1,000,000	1,000	856,990	-	857,990

Stock-based compensation	-	-	69,989	-	69,989

Net loss	-	-	-	(175,620)	(175,620)

Balance August 31, 2021	20,853,000	$20,853	$2,895,517	$(2,163,519)	$752,851

Balance February 29, 2020	19,590,000	$19,590	$173,110	$(19,857)	$172,843

Net loss	-	-	-	(44,292)	(44,292)

Balance May 31, 2020	19,590,000	19,590	173,110	(64,149)	128,551

Stock-based compensation	-	-	1,417,640	-	1,417,640

Net loss	-	-	-	(1,469,637)	(1,469,637)

Balance August 31, 2020	19,590,000	$19,590	$1,590,750	$(1,533,786)	$76,554

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Cash Flows
For the six months ended August 31, 2021 and 2020
(Unaudited)

	August 31, 2021	August 31, 2020

Cash Flows from Operating Activities:
Net loss	$(516,034)	$(1,513,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	322,841	1,417,640
Amortization of right of use asset - operating lease	2,228
Changes in operating assets and liabilities:
Interest receivable	(5,556)	-
Other asset	(2,050)	-
Accounts payable	81,120	826
Accrued expenses	(1,231)	-
Right of use operating lease liability	(1,331)	-
Net cash used in operating activities	(120,013)	(95,463)

Cash Flows from Investing Activities:
Note receivable	(200,000)	-
Net cash used in investing activities	(200,000)	-

Cash Flows from Financing Activities:
Proceeds from notes payable	250,000	-
Proceeds from notes payable - related party	50,000	-
Proceeds from equity issuance, net	86,166	-
Net cash provided by financing activities	386,166	-

Net change in cash and cash equivalents	66,153	(95,463)

Cash and cash equivalents, at beginning of period	35,055	172,843

Cash and cash equivalents, at end of period	$101,208	$77,380

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,666	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for settlement of accounts payable	$38,500	$-
Common shares and warrants issued for license	$857,990	$-
Capitalization of ROU asset and liability - operating	$14,823	$-

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

On June 18, 2021, we and HBR Sub, Inc., a Delaware corporation and our wholly owned subsidiary entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with UserTech U.S. LLC, a Delaware limited liability company (“UPlus”) and UPlus Health, LLC, a Delaware limited liability company and a wholly-owned subsidiary of UPlus (“UPlus Health”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, HBR Sub, Inc. was merged with and into UPlus Health, with UPlus Health surviving the merger on the terms and subject to the conditions set forth in the Merger Agreement and certain ancillary agreements. UPlus Health is now our Company’s wholly owned subsidiary. UPlus helps companies across multiple industries with continuous innovation and market development through the implementation of its proprietary technology called the U+Method, which is a is a step-by-step product development methodology that focuses on front–loading the risky parts of product development before starting large buildouts (the “U+Method Technology”). UPlus has licensed to UPlus Health the U+Method Technology and related intellectual property for use in the health care and medical services industry (the “Medical Industry”), pursuant to the license attached to the Merger Agreement as Exhibit A (the “License Agreement”). UPlus and the Company believe that their individual capabilities and expertise could be combined to provide a unique integrated solution to clients in the Medical Industry; and UPlus’ post transaction participation in providing the anticipated integrated solution is set forth in the services agreement (the “Services Agreement”), a copy of which is set forth as Exhibit B to the Merger Agreement. The Company’s post transaction financial metrics plan for UPlus Health and the anticipated integrated solution is set forth in UPlus Health’s financial metrics plan (“Financial Metrics Plan”), a copy of which is set forth as Exhibit C to the Agreement. UPlus Health will be managed by the Company’s current management team.

The consideration for the merger consisted of our Company’s issuance to UPlus of 1,000,000 shares of our common stock and a three-year warrant to purchase 1,400,000 shares of our common stock for $0.50 per share, subject to the Special Adjustments described in the Merger Agreement, which includes UPlus’ right to unwind the merger in the event we fail to meet the Financial Metrics Plan described in the Merger Agreement. As of August 31, 2021, the total purchase price for the acquisition was determined to be $857,990, which consisted of 1,000,000 shares of common stock with a fair value of $500,000 and 1,400,000 stock warrants with a fair value of $357,990. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized.

In this filing, unless context requires otherwise, references to “we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiaries HBR Pointclear, LLC, HBR Business Development, LLC and UPlus Health, LLC.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended August 31, 2021, are not necessarily indicative of the final results that may be expected for the year ending February 28, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended February 28, 2021, included in our Form 10-K filed with the SEC on June 7, 2021 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of August 31, 2021, no impairment was recorded.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) or (“ASC Topic 606”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for public companies with annual reporting periods beginning after December 31, 2017 and is to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial adoption. Early adoption is permitted for all entities but not before the original effective date for public entities. The Company adopted ASC Topic 606 on September 9, 2019 (commencement of operations).

The Company recognizes revenue from contracts with its customers under ASC Topic 606. As sales are expected to be primarily from sales of advisory services, the Company does not expect significant post-delivery obligations. Revenue from sales of advisory services is recorded over the period earned and are recognized under ASC Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

•	Executed contracts with the Company’s customers that it believes are legally enforceable;
•	Identification of the performance obligation within the respective contract, which is the delivery of service;
•	Determination of the transaction price for each performance obligation in the respective contract;
•	Allocation of the transaction price to each performance obligation; and
•	Recognition of revenue only when the Company satisfies each performance obligation

We charged clients a fee for our management consulting services based on time (e.g. hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of August 31, 2021, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of August 31, 2021, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, that we will ever generate enough management consulting revenue to sustain our operations.

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

Basic and Diluted Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. For the three and six months ended August 31, 2021, there were 2,760,000 stock options and 1,400,000 warrants which were considered for their dilutive effects but concluded to be anti-dilutive. For the three and six months ended August 31, 2020, there were 785,000 stock options which were considered for their dilutive effects but concluded to be anti-dilutive.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassification

Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 3. NOTE RECEIVABLE

On March 12, 2021, the Company, through its wholly owned subsidiary HBR Pointclear, LLC, a Delaware limited liability company (“HBRP”); and PointClear Solutions, Inc., an Alabama corporation (“PointClear”) entered into an Option Agreement to Purchase Business Assets (the “Option Agreement”). The term of the Option (the “Option Term”) commenced on March 12, 2021, and automatically expires on August 1, 2022 (the “Option Termination Date”), unless duly extended, exercised, or sooner terminated as provided in the Option Agreement.

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

Pursuant to the Option, HBRP shall arrange for a unsecured loan of up to $750,000 to PointClear (the “Improvement Loan”) pursuant to the Improvement Loan Agreement (the “Improvement Loan Agreement”), as consideration for obtaining rights under the Option. The loan agreement matures on the earlier of August 1, 2022, or the closing of the purchase of the Asset Purchase Agreement. PointClear is required to use the proceeds under the Improvement Loan to improve the Business and offset operating costs. If HBRP elects to exercise the Option it shall be obligated to pay to PointClear the consideration set forth in the Asset Purchase Agreement and comply with such other terms and conditions that are set forth in the Asset Purchase Agreement. The repayment of any monies lent under the Improvement Loan Agreement to PointClear will be determined based on whether or not HBRP elects to exercise the Option and enter into the Asset Purchase Agreement with Pointclear. The Option Agreement contains customary representations, warranties and covenants of PointClear and HBRP. As of August 31, 2021, the Company has loaned $200,000 of the $750,000 commitment to Pointclear, and recorded interest receivable of $5,556.

NOTE 4. NOTE PAYABLE

Notes Payable

On March 15, 2021, the Company issued a Promissory Note in the aggregate principal amount of $200,000 (the “Third Party Promissory Note”). The principal amount of $200,000 plus all interest under the Third Party Promissory Note will be due and payable two hundred seventy (270) days from March 15, 2021 (the “Maturity Date”). Interest on the Third Party Promissory Note will accrue at a rate of 3.0% per annum, beginning on March 15, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The Third Party Promissory Note is an unsecured debt obligation of the Company. As of August 31, 2021, the note payable balance was $200,000, with accrued interest of $5,556.

On June 11, 2021, the Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.5% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. As of August 31, 2021, the note payable balance was $25,000, with accrued interest of $693.

On August 6, 2021, the Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. As of August 31, 2021, the note payable balance was $25,000, with accrued interest of $205.

Notes Payable – Related Party

On June 10, 2021, the Company issued to Kenneth Hawkins, a member of the Company’s board of directors, a promissory note in the aggregate principal amount of $50,000 (the “$50,000 Promissory Note”). The principal amount of $50,000 plus all interest under the $50,000 Promissory Note will be due and payable two hundred seventy (270) days from June 10, 2021. Interest on the $50,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on June 10, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The $50,000 Promissory Note is an unsecured debt obligation of the Company. As of August 31, 2021, the note payable balance was $50,000, with accrued interest of $1,348.

NOTE 5. EQUITY

Common stock

During six months ended August 31, 2021, we issued (i) 46,000 shares of the common stock to investors who are not a “U.S. Person,” as that term is defined in Rule 902(k) of Regulation S of the Securities Act for total consideration of $23,000, or $0.50 per share; and (ii) 140,000 shares of to the common stock to investors who are “accredited investors,” as that term is defined Rule 501(a) of Regulation D for total consideration of $70,000, or $0.50 per share. The Company paid transaction fees of $6,834 resulting in net proceeds of $86,166.

During the six months ended August 31, 2021, the Company issued 77,000 shares of common stock with a fair value of $38,500 to settle accounts payable balance.

On June 18, 2021, the Company issued to UPlus 1,000,000 shares of common stock and a three-year warrant to purchase 1,400,000 shares of common stock for $0.50 per share related to the Merger Agreement.

Incentive Stock Options

During the six months August 31, 2021, the Board of Directors approved grants of 2,435,000 options to consultants. The options have an exercise price ranging from $0.50 - $0.80 and expire five-years following issuance. The total fair value of these option grants at issuance was $941,771. Of the newly granted options 538,750 vested at issuance and the remaining options vest over periods from five to sixty months.

During the six months ended August 31, 2021, the Company recognized $322,841 of stock-based compensation related to outstanding stock options. At August 31, 2021, the Company had $453,481 of unrecognized costs related to options.

The following table summarizes the stock option activity for the six months ended August 31, 2021:

		Weighted Average
	Number of Options	Exercise Price Per Share
Outstanding at February 28, 2021	785,000	$0.50
Granted	2,435,000	0.51
Exercised	-	-
Forfeited and expired	(460,000)	0.50
Outstanding at August 31, 2021	2,760,000	$0.51

As of August 31, 2021, there were 1,588,580 stock options exercisable. The outstanding stock options have a weighted average remaining term of 5.78 years and have no intrinsic value.

Stock Warrants

On June 18, 2021, the Company issued a three-year warrant to purchase 1,400,000 shares of common stock for $0.50 per share pursuant to the Merger Agreement. The total fair value of these warrants at issuance was $357,990.

The following table summarizes the stock warrant activity for the six months ended August 31, 2021:

		Weighted Average
	Number of Warrants	Exercise Price Per Share
Outstanding at February 28, 2021	-	$-
Granted	1,400,000	0.50
Exercised	-	-
Forfeited and expired	-
Outstanding at August 31, 2021	1,400,000	$0.50

As of August 31, 2021, the outstanding stock warrants have a weighted average remaining term of 2.83 years and have no intrinsic value.

The aggregate fair value of the options and warrants measured during the six months ended August 31, 2021 were calculated using the Black-Scholes option pricing model based on the following assumptions:

Expected life	3-5 years
Volatility	79.33- 108.26%
Dividend yield	0%
Risk free interest rate	0.47% - 0.97%

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

NOTE 7. LEASE

On July 1, 2021, the Company entered into a sixteen month operating lease for office space. The Company’s lease does not contain any material restrictive covenants. The Company incurred lease expense of $1,922 for the three and six months ended August 31, 2021.

The following table provides the maturities of lease liabilities at August 31, 2021:

Operating
Lease
Maturity of Lease Liability at August 31, 2021
2021	$4,100
2022	10,250
Total future undiscounted lease payments	$14,350
Less: Amounts representing interest	(858)
Present value of lease liabilities	$13,492

NOTE 8. SUBSEQUENT EVENTS

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

On October 5, 2021, in consideration of $10.00 and other good and valuable consideration, a stockholder surrendered 32,000 shares of Company common stock to the Company.

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

In this filing, unless context requires otherwise, references to “we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiaries HBR Pointclear, LLC, HBR Business Development, LLC and UPlus Health, LLC

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

We plan to charge clients a fee for our management consulting services based on time (e.g., hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of August 31, 2021, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of August 31, 2021, we have generated limited management consulting services revenue. We cannot assure you that we will ever generate enough management consulting revenue to sustain our operations.

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

As of August 31, 2021, we generated no revenue from financial incentive program services. Currently, have multiple consulting opportunities in various stages of active review by potential customers; however, we cannot assure you that any of these potential customers will engage our Company for services. Further, we cannot assure you that we will ever generate enough financial incentive program revenue to sustain our Company’s operations.

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

We implement the U+Method as our step-by-step product development methodology that focuses on front–loading the risky parts of product development before starting large build–outs. The U+Method enables us to determine whether and where a product fits in the market, create a learning organization to continue iterations, and, ultimately, drive profitability:

STAGE 1 - Ideation/ IP Prioritization

Ideation or IP prioritization including potential use cases

•	Definition of commercialization goals
•	IP inventory & prioritization
•	Ranking based on highest revenue potential vs. likelihood of winning

STAGE 2 – Validation

Initial idea validation and market testing

•	MVP target markets (geographic) for rapid adoption
•	Initial GTM proposition / product
•	Target users
•	Product positioning
•	High-level user stories
•	Legal requirements

STAGE 3 - Market Testing

Strategy for taking the MVP to market

•	Channel testing
•	Pricing sensitivity
•	Brand and communications
•	Wireframe prototype of the MVP scope to test with users
•	Iteration of prototypes based on feedback
•	Microsite smoke testing

STAGE 4 - Tech Build

Specification and build of the MVP

•	Product definition
•	MVP specification
•	MVP scoping
•	UI design for target group and market
•	Information Architecture
•	AWS infrastructure and DevOps setup
•	Buildout in agile mode

STAGE 5 – Scaling

Launching with the early customers and scaling operations

•	Early customer feedback gathering
•	Future tech roadmap
•	Marketing campaigns
•	Customer acquisition
•	Customer onboarding optimization
•	Customer support
•	Ecosystem buildout

As of August 31, 2021, we generated no revenue from technology consulting and engineering services and we are unable to determine how long, if ever, it would take to continue to attract paying clients. We cannot assure you that we will ever generate enough revenue to sustain our operations.

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

Results of Operations for the three months ended August 31, 2021 compared to three months August 31, 2020

Revenues: We generated $9,245 of revenues for the three months ended August 31, 2021 compared to $2,009 for the three months ended August 31, 2020. Our revenues came from management consulting services performed for customers.

Operating Expenses: Operating expenses decreased to $179,397 for the three months ended August 31, 2021 compared to $1,471,646 for the three months ended August 31, 2020. The change in operating expenses were mainly attributed to the decrease in stock based compensation of $1,347,651 which were offset by increases in other operating expense of $55,402.

Results of Operations for the six months ended August 31, 2021 compared to six months August 31, 2020

Revenues: We generated $15,653 of revenues for the six months ended August 31, 2021 compared to $2,009 for the six months ended August 31, 2020. Our revenues came from management consulting services performed for customers.

Operating Expenses: Operating expenses decreased to $525,774 for the six months ended August 31, 2021 compared to $1,515,938 for the six months ended August 31, 2020. The change in operating expenses were mainly attributed to the decrease in stock based compensation of $1,094,799 which were offset by increases in other operating expense of $104,635.

Liquidity and Capital Resources

On August 31, 2021, we had cash of $101,208 and we had working capital deficit of $117,759.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $120,013 and $95,463 for the six months ended August 31, 2021 and 2020, respectively, and mainly included stock based compensation, loss on settlement of accounts payable, professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was $200,000 for the six months ended August 31, 2021. The amount used in 2021 is related to our option agreement with Pointclear Solution, Inc. We had no investing activities for the three months ended August 31, 2020.

Cash provided by financing activities

Net cash provided by financing activities was $386,166 for the six months ended August 31, 2021, related to the sale of common stock and proceeds from note payable. We had no financing activities for the three months ended August 31, 2020.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them below. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

The Company recognizes revenue from contracts with its customers under ASC Topic 606. As sales are expected to be primarily from sales of advisory services, the Company does not expect significant post-delivery obligations. Revenue from sales of advisory services is recorded over the period earned and are recognized under ASC Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

•	Executed contracts with the Company’s customers that it believes are legally enforceable;
•	Identification of the performance obligation within the respective contract, which is the delivery of service;
•	Determination of the transaction price for each performance obligation in the respective contract;
•	Allocation of the transaction price to each performance obligation; and
•	Recognition of revenue only when the Company satisfies each performance obligation

Off-Balance Sheet Arrangements

As of August 31, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended August 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our principal executive officer/principal financial officer concluded that as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of August 31, 2021 include the following:

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

Changes in Internal Control Over Financial Reporting. Other than noted above, there were no changes in our internal control over financial reporting during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below is information regarding all securities issued by our Company during the period covered by this report:

June 2021 – August 2021 Private Placement

During June 2021 – August 2021, we issued (i) 46,000 shares of our common stock to investors who are not a “U.S. Person,” as that term is defined in Rule 902(k) of Regulation S of the Securities Act for total consideration of $23,000, or $0.50 per share; and (ii) 70,000 shares of to our common stock to investors who are “accredited investors,” as that term is defined Rule 501(a) of Regulation D for total consideration of $35,000, or $0.50 per share. The Company paid transaction fees of $2,254 resulting in net proceeds of $55,746.

June 2021 – August 2021 Option Grants - Consultants

During June 2021 – August 2021, we granted non-qualified stock options to purchase up to 80,000 shares of our common stock at an exercise price ranging from $0.50- $0.80 per share to consultants.

June 2021 Private Placement – Merger Consideration

In June 2021, pursuant to the Merger Agreement with UPlus and UPlus Health, we issued 1,000,000 shares of our common stock and a three-year warrant to purchase 1,400,000 shares of our common stock for $0.50 per share.

In connection with the above transactions, no general solicitation occurred, no commission or other remuneration was paid, and no underwriter participated. We relied upon on the exemption from registration provided in Section 4(a)(2), 4(a)(5), Regulation D, Regulation S and Rule 701 of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

SEC Reference Number	Title of Document
2.1	Agreement and Plan of Merger-UPlus	Incorporated by reference to Company’s Form 8-K filed on 06/23/2021
3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
3.2	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.1	Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.2	Form of Asset Purchase Agreement, attached as Exhibit A to Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.3	Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.4	Form of Promissory Note, attached as Exhibit A to Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.5	Promissory Note – Huber	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.6	Promissory Note - Hawkins	Incorporated by reference to Company’s Form 8-K filed on 06/23/2021
10.7	Promissory Note - Kellum	Incorporated by reference to Company’s Form 8-K filed on 06/23/2021
10.8	Separation and Settlement Agreement-PointClear	Incorporated by reference to Company’s Form 8-K filed on 09/30/2021
10.9	Office Lease Agreement	Filed Herewith
31.1

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company

Filed Herewith
31.2

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company

Filed Herewith
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company

Filed Herewith
32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company

Filed Herewith
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-K
104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned, thereunto duly authorized on October 22, 2021.

Healthcare Business Resources Inc. Registrant

By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer

