Form 10-Q
period 2021-11-30
Healthcare Business Resources, Inc.
filed 2022-01-18
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,853,000 shares of common stock as of January 14, 2022.

Healthcare Business Resources Inc.

HEALTHCARE BUSINESS RESOURCES
Consolidated Balance Sheets
(Unaudited)

	November 30, 2021	February 28, 2021

Assets
Current Assets:
Cash and cash equivalents	$15,007	$35,055
Note receivable	145,000	-
Interest receivable	8,548	-
Total current assets	168,555	35,055

Noncurrent Assets:
Other assets	2,050	-
Right of use asset - operating lease	9,967	-
License	857,990	-
Total noncurrent assets	870,007	-

Total Assets	$1,038,562	$35,055

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$85,223	$36,486
Accrued expenses	31,727	35,181
Current portion of right of use liability - operating lease	10,672	-
Notes payable	275,000	-
Note payable - related party	50,000	-
Total current liabilities	452,622	71,667

Total Liabilities	452,622	71,667

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,853,000 and 19,590,000 shares issued and outstanding, respectively	20,853	19,590
Additional paid-in capital	2,938,729	1,591,283
Accumulated deficit	(2,373,642)	(1,647,485)
Total Stockholders' Equity (Deficit)	585,940	(36,612)

Total Liabilities and Stockholders' Equity (Deficit)	$1,038,562	$35,055

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Operations
For the three and nine months ended November 30, 2021 and 2020
(Unaudited)

	Three months ended		Nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Revenue:
Revenue	$13,289	$-	$28,942	$2,009

Total revenue	13,289	-	28,942	2,009

Operating expenses:
General and administrative	115,574	20,512	469,373	1,479,019
Professional fees	102,283	39,393	274,258	96,824

Total operating expenses	217,857	59,905	743,631	1,575,843

Loss from operations	(204,568)	(59,905)	(714,689)	(1,573,834)

Other income (expense):
Interest income	2,992	-	8,548	-
Interest expense	(8,547)	-	(20,016)	-

Total other income (expense)	(5,555)	-	(11,468)	-

Net loss	$(210,123)	$(59,905)	$(726,157)	$(1,573,834)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.08)
Weighted average shares outstanding - basic and diluted	20,853,000	19,590,000	20,133,047	19,590,000

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Stockholders' Equity (Deficit)
For the three months ended November 30, 2021 and 2020
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance February 28, 2021	19,590,000	$19,590	$1,591,283	$(1,647,485)	$(36,612)

Common shares issued for cash, net	70,000	70	30,350	-	30,420

Common shares issued for settlement of accounts payable	77,000	77	38,423	-	38,500

Stock-based compensation	-	-	252,852	-	252,852

Net loss	-	-	-	(340,414)	(340,414)

Balance May 31, 2021	19,737,000	19,737	1,912,908	(1,987,899)	(55,254)

Common shares issued for cash, net	116,000	116	55,630	-	55,746

Common shares and warrants issued for license	1,000,000	1,000	856,990	-	857,990

Stock-based compensation	-	-	69,989	-	69,989

Net loss	-	-	-	(175,620)	(175,620)

Balance August 31, 2021	20,853,000	20,853	2,895,517	(2,163,519)	752,851

Stock-based compensation	-	-	43,212	-	43,212

Net loss	-	-	-	(210,123)	(210,123)

Balance November 30, 2021	20,853,000	$20,853	$2,938,729	$(2,373,642)	$585,940

Balance February 29, 2020	19,590,000	$19,590	$173,110	$(19,857)	$172,843

Net loss	-	-	-	(44,292)	(44,292)

Balance May 31, 2020	19,590,000	19,590	173,110	(64,149)	128,551

Stock-based compensation	-	-	1,417,640	-	1,417,640

Net loss	-	-	-	(1,469,637)	(1,469,637)

Balance August 31, 2020	19,590,000	19,590	1,590,750	(1,533,786)	76,554

Stock-based compensation	-	-	1,417,640	-	1,417,640

Net loss	-	-	-	(59,905)	(59,905)

Balance November 30, 2020	19,590,000	$19,590	$3,008,390	$(1,593,691)	$1,434,289

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Cash Flows
For the nine months ended November 30, 2021 and 2020
(Unaudited)

	November 30, 2021	November 30, 2020

Cash Flows from Operating Activities:
Net loss	$(726,157)	$(1,573,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	366,053	1,417,640
Amortization of right of use asset - operating lease	4,856	-
Note receivable impairment	50,000	-
Changes in operating assets and liabilities:
Interest receivable	(8,548)	-
Other asset	(2,050)	-
Accounts payable	87,237	49,447
Accrued expenses	(3,454)	-
Right of use operating lease liability	(4,151)	-
Net cash used in operating activities	(236,214)	(106,747)

Cash Flows from Investing Activities:
Issuance of note receivable	(200,000)	-
Payment received from note receivable	5,000	-
Net cash used in investing activities	(195,000)	-

Cash Flows from Financing Activities:
Proceeds on notes payable	400,000	-
Payments on notes payable	(125,000)	-
Proceeds on notes payable - related party	50,000	-
Proceeds from equity issuance, net	86,166	-
Net cash provided by financing activities	411,166	-

Net change in cash and cash equivalents	(20,048)	(106,747)

Cash and cash equivalents, at beginning of period	35,055	172,843

Cash and cash equivalents, at end of period	$15,007	$66,096

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,666	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for settlement of accounts payable	$38,500	$-
Common shares and warrants issued for license	$857,990	$-
Capitalization of ROU asset and liability - operating	$14,823	$-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended November 30, 2021, are not necessarily indicative of the final results that may be expected for the year ending February 28, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended February 28, 2021, included in our Form 10-K filed with the SEC on June 7, 2021 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of November 30, 2021, no impairment was recorded.

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

We charged clients a fee for our management consulting services based on time (e.g. hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of November 30, 2021, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of November 30, 2021, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, that we will ever generate enough management consulting revenue to sustain our operations.

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

Basic and Diluted Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. For the three and nine months ended November 30, 2021, there were 1,560,000 stock options and 1,400,000 warrants which were considered for their dilutive effects but concluded to be anti-dilutive. For the three and nine months ended November 30, 2020, there were 3,000,000 stock options which were considered for their dilutive effects but concluded to be anti-dilutive.

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

During the nine months ended November 30, 2021, the Company recorded a $50,000 note receivable impairment related to the separation and settlement agreement. As of November 30, 2021, the note receivable and interest balance due from Pointclear is $145,000 and $8,548, respectively.

NOTE 4. NOTE PAYABLE

Notes Payable

On March 15, 2021, the Company issued a Promissory Note in the aggregate principal amount of $200,000 (the “Third Party Promissory Note”). The principal amount of $200,000 plus all interest under the Third Party Promissory Note will be due and payable two hundred seventy (270) days from March 15, 2021 (the “Maturity Date”). Interest on the Third Party Promissory Note will accrue at a rate of 3.0% per annum, beginning on March 15, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The Third Party Promissory Note is an unsecured debt obligation of the Company. During the nine months ended November 30, 2021, the Company repaid $100,000 of principal on the note. As of November 30, 2021, the note payable balance was $100,000, with accrued interest of $8,367.

On June 11, 2021, the Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.5% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. On October 11, 2021, the Company entered into a cancellation agreement with the noteholder and refunded the total principal amount of $25,000. Pursuant to the cancellation agreement, the noteholder agreed to cancel the note and forfeit any claim on any interest on the note. As of November 30, 2021, the note payable balance was $0, with accrued interest of $0.

On August 6, 2021, the Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. As of November 30, 2021, the note payable balance was $25,000, with accrued interest of $953.

On September 21, 2021, the Company issued a promissory note in the aggregate principal amount of $150,000 (the “$150,000 Promissory Note”). The principal amount of $150,000 plus all interest under the $150,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $150,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $150,000 Promissory Note is an unsecured debt obligation of the Company. As of November 30, 2021, the note payable balance was $150,000, with accrued interest of $3,452.

Notes Payable – Related Party

On June 10, 2021, the Company issued to Kenneth Hawkins, a member of the Company’s board of directors, a promissory note in the aggregate principal amount of $50,000 (the “$50,000 Promissory Note”). The principal amount of $50,000 plus all interest under the $50,000 Promissory Note will be due and payable two hundred seventy (270) days from June 10, 2021. Interest on the $50,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on June 10, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The $50,000 Promissory Note is an unsecured debt obligation of the Company. As of November 30, 2021, the note payable balance was $50,000, with accrued interest of $2,844.

NOTE 5. EQUITY

Common stock

During nine months ended November 30, 2021, we issued (i) 46,000 shares of the common stock to investors who are not a “U.S. Person,” as that term is defined in Rule 902(k) of Regulation S of the Securities Act for total consideration of $23,000, or $0.50 per share; and (ii) 140,000 shares of to the common stock to investors who are “accredited investors,” as that term is defined Rule 501(a) of Regulation D for total consideration of $70,000, or $0.50 per share. The Company paid transaction fees of $6,834 resulting in net proceeds of $86,166.

During the nine months ended November 30, 2021, the Company issued 77,000 shares of common stock with a fair value of $38,500 to settle accounts payable balance.

On June 18, 2021, the Company issued to UPlus 1,000,000 shares of common stock and a three-year warrant to purchase 1,400,000 shares of common stock for $0.50 per share related to the Merger Agreement.

Incentive Stock Options

During the nine months November 30, 2021, the Board of Directors approved grants of 2,755,000 options to consultants. The options have an exercise price ranging from $0.50 - $0.80 and expire five-years following issuance. The total fair value of these option grants at issuance was $1,051,295. Of the newly granted options 588,750 vested at issuance and the remaining options vest over periods from five to sixty months.

During the nine months ended November 30, 2021, the Company recognized $366,053 of stock-based compensation related to outstanding stock options. At November 30, 2021, the Company had $209,742 of unrecognized costs related to options.

The following table summarizes the stock option activity for the nine months ended November 30, 2021:

		Weighted Average
	Number of Options	Exercise Price Per Share
Outstanding at February 28, 2021	785,000	$0.50
Granted	2,755,000	0.54
Exercised	-	-
Forfeited and expired	(1,960,000)	0.50
Outstanding at November 30, 2021	1,580,000	$0.57

As of November 30, 2021, there were 1,006,244 stock options exercisable. The outstanding stock options have a weighted average remaining term of 6.54 years and have no intrinsic value.

Stock Warrants

On June 18, 2021, the Company issued a three-year warrant to purchase 1,400,000 shares of common stock for $0.50 per share pursuant to the Merger Agreement. The total fair value of these warrants at issuance was $357,990.

The following table summarizes the stock warrant activity for the nine months ended November 30, 2021:

		Weighted Average
	Number of Warrants	Exercise Price Per Share
Outstanding at February 28, 2021	-	$-
Granted	1,400,000	0.50
Exercised	-	-
Forfeited and expired	-
Outstanding at November 30, 2021	1,400,000	$0.50

As of November 30, 2021, the outstanding stock warrants have a weighted average remaining term of 2.58 years and have no intrinsic value.

The aggregate fair value of the options and warrants measured during the nine months ended November 30, 2021 were calculated using the Black-Scholes option pricing model based on the following assumptions:

Expected life	3-5 years
Volatility	79.33-108.26%
Dividend yield	0%
Risk free interest rate	0.47%-1.18%

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

NOTE 7. LEASE

On July 1, 2021, the Company entered into a sixteen month operating lease for office space. The Company’s lease does not contain any material restrictive covenants. The Company incurred lease expense of $2,881 and $4,805 for the three and nine months ended November 30, 2021, respectively.

The following table provides the maturities of lease liabilities at November 30, 2021:

Operating
Lease
Maturity of Lease Liability at November 30, 2021
2021	$1,025
2022	10,250
Total future undiscounted lease payments	$11,275
Less: Amounts representing interest	(603)
Present value of lease liabilities	$10,672

NOTE 8. SUBSEQUENT EVENTS

On October 5, 2021 the Company entered into a share surrender agreement, in consideration of $10.00 and other good and valuable consideration, a stockholder surrendered 32,000 shares of Company common stock to the Company. As of the date of this filing, the share have not been surrendered.

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

We plan to charge clients a fee for our management consulting services based on time (e.g., hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of November 30, 2021, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of November 30, 2021, we have generated limited management consulting services revenue. We cannot assure you that we will ever generate enough management consulting revenue to sustain our operations.

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

As of November 30, 2021, we generated no revenue from financial incentive program services. Currently, have multiple consulting opportunities in various stages of active review by potential customers; however, we cannot assure you that any of these potential customers will engage our Company for services. Further, we cannot assure you that we will ever generate enough financial incentive program revenue to sustain our Company’s operations.

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

As of November 30, 2021, we generated no revenue from technology consulting and engineering services and we are unable to determine how long, if ever, it would take to continue to attract paying clients. We cannot assure you that we will ever generate enough revenue to sustain our operations.

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

Results of Operations for the three months ended November 30, 2021 compared to three months November 30, 2020

Revenues: We generated $13,289 of revenues for the three months ended November 30, 2021 compared to $0 for the three months ended November 30, 2020. Our revenues came from management consulting services performed for customers.

Operating Expenses: Operating expenses increased to $217,857 for the three months ended November 30, 2021 compared to $59,905 for the three months ended November 30, 2020. The change in operating expenses were mainly attributed to the increases in stock based compensation of $43,212, professional fees of $62,682 and $50,000 note receivable impairment charge.

Results of Operations for the nine months ended November 30, 2021 compared to nine months November 30, 2020

Revenues: We generated $28,942 of revenues for the nine months ended November 30, 2021 compared to $2,009 for the nine months ended November 30, 2020. Our revenues came from management consulting services performed for customers.

Operating Expenses: Operating expenses decreased to $743,631 for the nine months ended November 30, 2021 compared to $1,575,843 for the nine months ended November 30, 2020. The change in operating expenses were mainly attributed to the decrease in stock based compensation of $1,053,003 which were offset by increases in other operating expense of $219,375.

Liquidity and Capital Resources

On November 30, 2021, we had cash of $15,007 and we had working capital deficit of $284,067.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $236,214 and $106,747 for the nine months ended November 30, 2021 and 2020, respectively, and mainly included stock based compensation, note receivable, professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was $195,000 for the nine months ended November 30, 2021. The amount used in 2021 is related to our option agreement with Pointclear Solution, Inc. We had no investing activities for the three months ended November 30, 2020.

Cash provided by financing activities

Net cash provided by financing activities was $411,166 for the nine months ended November 30, 2021, related to the sale of common stock along with proceeds and payments of notes payable. We had no financing activities for the nine months ended November 30, 2020.

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

Off-Balance Sheet Arrangements

As of November 30, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the nine months ended November 30, 2021.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of November 30, 2021 include the following:

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

Changes in Internal Control Over Financial Reporting. Other than noted above, there were no changes in our internal control over financial reporting during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

September 2021 – November 2021 Option Grants - Consultants

During September 2021 – November 2021, we granted non-qualified stock options to purchase up to 320,000 shares of our common stock at an exercise price of $$0.80 per share to two consultants.

Set forth below is information regarding all securities issued by our Company during the period covered by this report:

On October 5, 2021, our Company entered into a share surrender agreement, in consideration of $10.00 and other good and valuable consideration, a stockholder surrendered 32,000 shares of Company common stock to the Company. As of the date of this filing, the shares have not been surrendered.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned, thereunto duly authorized on January 18, 2022.

Healthcare Business Resources Inc. Registrant

By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer

