Form 10-K
period 2022-02-28
Healthcare Business Resources, Inc.
filed 2022-07-08
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $895,500 as of August 31, 2021.

The number of shares of the registrant’s common stock outstanding as of July 7, 2022 was 20,853,000.

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

Factors that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to:

•	inability to generate revenue or to manage growth;

•	lack of available funding;

•	lack of a market for or market acceptance of our products;

•	the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services;

•	competition from third parties;

•	general economic and business conditions;

•	strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;

•	intellectual property rights of third parties;

•	regulatory constraints and potential legal liability;

•	ability to maintain effective internal controls;

•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;

•	changes in technology and methods of marketing;

•	changes in product mix;

•	the novel coronavirus (“COVID-19”) and its potential impact on our business;

•	those events and factors described by us in Item 1.A “Risk Factors”;

•	other risks to which our Company is subject; and

•	other factors beyond the Company’s control.

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

Business Development

Healthcare Business Resources Inc. was incorporated in Delaware on September 9, 2019. We conduct all our operations through our wholly owned subsidiaries HBR Business Development, LLC, incorporated in Delaware on January 21, 2020 and UPlus Health, LLC, a Delaware limited liability company, incorporated in Delaware on June 15 2021.

PointClear Solutions, Inc. Transaction

On March 12, 2021, our Company, through our wholly owned subsidiary HBR Pointclear, LLC, a Delaware limited liability company (“HBRP”); and PointClear Solutions, Inc., an Alabama corporation (“PointClear”) entered into an Option Agreement To Purchase Business Assets (the “Option Agreement”). The Option Agreement provided HBRP the exclusive non-cancelable right to require PointClear to enter into an Asset Purchase Agreement (“Asset Purchase Agreement”) under which, HBRP would (i) purchase all of PointClear’s tangible and intangible assets used in, or useful to the PointClear business (the “Business Assets”), and (ii) assume certain defined liabilities and contracts of PCS related to the Business. As partial consideration for receiving its rights to purchase the Business Assets under the Option Agreement, HBRP arranged for a loan of up to $750,000 to PointClear pursuant to the Improvement Loan Agreement (the “Improvement Loan Agreement”) evidenced by and repaid in accordance with the terms of a promissory note (the “Promissory Note”). On March 16, 2021, pursuant to the Option Agreement and Improvement Loan Agreement, PointClear made its first draw under the Improvement Loan Agreement for $200,000.

On September 29, 2021, all of the above parties entered into a Separation and Settlement Agreement (“Separation and Settlement Agreement”), effective October 1, 2021, and terminated their mutual obligations under the Option Agreement and Improvement Loan Agreement. Pursuant to the Separation and Settlement Agreement, with respect to the:

1.	Option Agreement, the Option Agreement was cancelled and neither of the parties have any current or future rights or obligations under the Option Agreement.

2.

Improvement Loan Agreement, the principal owed by PointClear under the Improvement Loan Agreement was reduced to $150,000. Within 30 days of October 1, 2021, PointClear shall pay to HBRP, or its designee, $25,000 which shall reduce the principal owed under the Improvement Loan Agreement to $125,000. PointClear shall pay to HBRP, or its designee, $25,000 upon receipt from CHC of the amount owed following “Final Acceptance” testing. Any balance remaining under the Improvement Loan Agreement is hereby converted to a 60-month term loan pursuant to Section 2.05 of the Improvement Loan Agreement, and its repayment shall remain subject to the Improvement Loan Agreement.

3.

Consulting and Registrant Stock Option Agreements, the Consulting Agreements by and between HBRP and related consultants were cancelled by mutual consent and no money or consideration is owed or payable to any party thereunder according to the terms of such Consulting Agreements. The related stock option agreements by and between the Company and related consultants were cancelled by mutual consent and all option shares, vested or unvested were terminated.

UPlus Health, LLC Transaction

On June 18, 2021, we and HBR Sub, Inc., a Delaware corporation and our wholly owned subsidiary entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with UserTech U.S. LLC, a Delaware limited liability company (“UPlus”) and UPlus Health, LLC, a Delaware limited liability company and a wholly-owned subsidiary of UPlus (“UPlus Health”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, HBR Sub, Inc. was merged with and into UPlus Health, with UPlus Health surviving the merger on the terms and subject to the conditions set forth in the Merger Agreement and certain ancillary agreements. UPlus Health is now our Company’s wholly owned subsidiary. UPlus helps companies across multiple industries with continuous innovation and market development through the implementation of its proprietary technology called the U+Method, which is a is a step-by-step product development methodology that focuses on front–loading the risky parts of product development before starting large buildouts (the “U+Method Technology”). UPlus has licensed to UPlus Health the U+Method Technology and related intellectual property for use in the health care and medical services industry (the “Medical Industry”), pursuant to a separate license agreement (the “License Agreement”).

 UPlus and the Company believe that their individual capabilities and expertise could be combined to provide a unique integrated solution to clients in the Medical Industry; and UPlus’ post transaction participation in providing the anticipated integrated solution is set forth in a separate services agreement (the “Services Agreement”). The Company’s post transaction financial metrics plan for UPlus Health and the anticipated integrated solution is set forth in UPlus Health’s financial metrics plan (“Financial Metrics Plan”). UPlus Health is managed by the Company’s current management team.

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

Principal Services

We generate revenue by providing consulting services. These services include:

•	management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations

•	financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare; and

•	technology consulting and engineering services.

Our management, board of advisors and board of directors have extensive experience in market expansion strategies, financial analysis, acquisition integration, management consulting and training, healthcare law, corporate law, capital markets, mergers and acquisitions. We believe the combined experience, knowledge, credibility and connections of our people are unique and potentially valuable to prospective clients. As a result, even though we have limited revenues to date, we believe we will successfully execute our business plan. See “Description of Business - Our Competitive Strengths.”

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

As part of our management consulting services, we perform an initial review of a prospective clients relevant financial, tax and business documentation at no cost to determine areas for potential corporate improvement and growth opportunities.

We charge clients a fee for our management consulting services based on time (e.g., hourly or monthly) or based on a percentage of cost savings or incremental revenue (e.g., revenue or cost savings). As of the date of this report on Form 10-K, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. This customer presently provides our Company with our sole source of management consulting revenue.

As of the date of this report on Form 10-K, we have generated limited management and consulting services revenue. We cannot assure you that we will ever generate enough management consulting revenue to sustain our operations.

Financial incentive program services

Our financial incentive program services are designed to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare. We assist with advising on and documenting business processes related to such credits and rebates and work with certified public accounting firms and business owners to compile reports and documentation required to apply for various financial incentive programs.

As part of our financial incentive program services, we perform an initial review of a prospective client’s relevant financial, tax and business documentation at no cost to determine the potential economic benefits from various federal and state incentive programs.

We charge clients a fee primarily based on the economic benefit we facilitate from any incentive programs, when permitted by any applicable rules and guidelines. Where contingency fees are not permissible, fixed fee contracts may be used. As part of our incentive program services, we may be at risk for certain third-party accounting, legal and consulting fees until such time as we are reimbursed by our client, if ever.

As of the date of this report on Form 10-K, we have no customers enrolled in our financial incentive program services; but we have multiple consulting opportunities in various stages of active review by potential customers. We cannot assure you that any of these potential customers will engage our Company for services. Further, we cannot assure you that we will ever generate enough financial incentive program revenue to sustain our Company’s operations.

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

As of the date of this report on Form 10-K, we generated no revenue from technology consulting and engineering services and we are unable to determine how long, if ever, it would take to attract paying clients. We cannot assure you that we will ever generate enough revenue to sustain our operations.

Strategy

The key elements of our business model and growth strategy are as follows:

1.

Attract highly qualified advisors and consultants. We believe performance-based compensation, including stock option plan participation, will enable us to attract top talent. Presently, we engage independent advisors and consultants to minimize our fixed operating expenses. We have entered into advisory board agreements with advisors who have healthcare industry experience in market expansion strategies, financial analysis, acquisition integration, management consulting and training, healthcare law, corporate law, capital markets, mergers and acquisitions.

2.

Grow our network of potential clients. We hope to continue to grow our network of healthcare and other organizations that could benefit from our services. To be successful, we must establish and strengthen the awareness of our brand.  We believe that maintaining and enhancing our brand recognition is an important aspect of our efforts to generate revenue. Presently, we promote awareness of our services through public relations efforts, social media outreach, Internet marketing and business development partnerships.  Our goal is to attract healthcare and other organizations who are primarily interested in growing their business through sales, marketing and business development.

3.

Pursue strategic acquisitions. We evaluate select acquisitions of complementary businesses as another means to broaden the scope of our capabilities and our client base. For example, we are interested in acquiring companies that provide consulting, training, education, marketing, audits, cost recovery, group purchasing, compliance, certification, security, information technology and other non-clinical healthcare business services. We believe strategic acquisitions can enable us to scale our revenue with less business risk. Any future acquisition may result in unforeseen operating difficulties and expenditures particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business.

Sales and Marketing

We presently identify prospective management consulting and financial incentive program opportunities through personal and professional relationships of our CEO Stephen Epstein. We may pay for online advertisements and may enter into third-party marketing agreements to expand our reach.

We also hope to position ourselves as an opinion leader in the field through the creation of media and content; podcasts, articles, essays and other such materials to build good PR for the business and attract interest for our various consulting and advisory services. This includes possibly exhibiting and speaking at conferences and advertising in trade journals, associations, etc. We may generate referral and word-of-mouth programs to drive interest for services.

Our marketing budget is subject to several factors, including our results of operations and cash flow. If our results of operations exceed our expectations over the next twelve months, we should be able to increase significantly our marketing budget, which could enable us to increase revenues. At present, there is no direct correlation between revenues and marketing expenses.

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

3.

Our business model: Aside from the traditional management consulting services model where compensation is based on an hourly or monthly fee, our business model supports the engagement with clients on a performance basis. We believe that offering select clients the option to compensate us based entirely on the tangible value we provide is uncommon in our field and may enable us to attract and retain clients in competitive scenarios.

 Intellectual Property

We do not own any patents, trademarks, licenses, franchises or concessions aside from the HealthcareBusinessResources.com domain name. To protect our proprietary rights, we will generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties.

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

Corporate Information

Healthcare Business Resources Inc. was incorporated in Delaware on September 9, 2019. We conduct all our operations through our wholly owned subsidiaries HBR Business Development, LLC and UPlus Health, LLC. Our business address is 718 Thompson Lane, Suite 108-273, Nashville, Tennessee 37204 and our telephone number is 615-856-5542. Our website address is www.HealthcareBusinessResources.com. In this report on Form 10-K, unless context requires otherwise, references to “we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and all subsidiaries, including HBRP, which currently engages in no business operations. Information contained on our website does not constitute part of this report on Form 10-K.

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

We have had limited operations to date. Therefore, we have a limited history upon which to evaluate the merits of investing in our Company. You should be aware of the difficulties normally encountered by newer companies and the high rate of failure of such enterprises.  The likelihood of success must be considered considering the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we may undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate enough cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We may incur significant losses into the foreseeable future.  We recognize that if our business is not succeeding, we will not be able to continue business operations.  There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

We have experienced operating losses in the past and we may not generate enough funds to sustain a level of profitability in the future.

Since our inception, we have incurred significant losses and experienced negative operating cash flow. We incurred a net loss of $1,652,199 and $1,627,628 as of February 28, 2022 and 2021, respectively, and we anticipate that we will continue to incur significant operating losses through at least 2022. As a result, we will require additional debt or equity financing to sustain our operations, generate revenue and achieve profitability, and we cannot assure you that we obtain any such financing.

Our profitability is tied to the strength of the companies from whom we provide consulting services, which are subject to general business and macroeconomic conditions beyond our control.

Our profitability will be closely related to the strength of companies from whom we provide consulting services, which can be cyclical in nature and affected by changes in national, state and local economic conditions which are beyond our control. Macroeconomic conditions that could adversely impact the growth of our business and those we consult to include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, continuing effects of the Covid-19 pandemic, reductions in the availability of credit or higher interest rates, increased costs of conducting business, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, other pandemics, natural disasters or adverse weather events, or the public perception that any of these events may occur. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States or other markets we enter and operate within could negatively affect the affordability of, and consumer demand for, our services, which could have a material adverse effect on our business and profitability.

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

Our strategy depends in large part on our ability to benefit from economies of scale. Accordingly, we are actively pursuing additional consulting contracts that we intend to enter into in the future. However, we have experienced significant difficulties entering into these types of contracts. We do not know if future potential clients will agree to enter consulting agreements and we may not be able to attract enough additional contracts. For example, future potential clients may not view our consulting services as an attractive value proposition to them due to any number of factors, including differing expectations of an appropriate purchase price, which may be based on any number of factors. As a result, we may be forced to revise our business model.

It is difficult to estimate with precision the projected consulting payments under any agreement because such estimation is necessarily based on future events that may or may not occur and that could change based on a number of factors that are hard to control.

Due to the inherent uncertainty in predicting the future, it is difficult to estimate with precision the projected future payments associated with our consulting agreements. These estimations are based on future events that may or may not occur. Additionally, future events change based on several factors that are difficult or impossible to control. As a result, it is difficult to predict an accurate stream of revenue and our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted if we receive less revenue from consulting contracts than estimated.

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

As of February 28, 2022, we had an aggregate of $175,000 of principal plus $9,584 in accrued interest from outstanding promissory notes payable to third parties and a related party, and $4,323 in unpaid accrued interest on promissory notes of which the principal has been paid.

We will be required to repay the aggregate principal amount of our outstanding promissory notes, including accrued interest, in cash. Based on our current cash balance and projected net uses of cash in the future, it is highly unlikely that we would be able to repay the aggregate principal amounts at maturity in cash without securing additional capital or other financing. Such additional debt financing may not be available on favorable terms, or at all, and could increase our Company’s debt balance and result in significant expense to our Company. If our Company is unable to raise additional debt financing, we may be forced to raise additional equity financing.  Again, such equity financing may not be available on favorable terms, if at all. Management efforts to raise either additional debt or equity financing likely would require substantial time and effort and may divert management from implementation of our business plans.  In the event the Company is unable to raise additional debt or equity financing, we may: (i) have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. With respect to priority, stockholders, will be behind all of the Company’s secured and unsecured creditors, including the holders of promissory notes; or (ii) file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt. The Chapter 11 reorganization plan will describe stockholders’ rights and what stockholders can expect to receive, if anything, from the Company. For additional information on our outstanding promissory notes, See “Note 4 – Notes Payable” in the notes to the financial statements appearing elsewhere in this report on Form 10-K.

Our level of indebtedness and other potential financial obligations may limit our financial flexibility.

Our Company’s indebtedness pursuant to outstanding promissory notes and other potential financial obligations may affect our operations in several ways, including, but not limited to: (i) putting our Company at a competitive disadvantage compared to similar companies that have less debt and financial obligations; and (ii) preventing us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes, or causing us to incur higher costs and include more restrictive covenants for such financing. These factors and other factors that could affect our ability to obtain additional financing, some of which may be beyond our control and could adversely affect our ability to take advantage of strategic opportunities that might otherwise benefit our Company. For additional information on our outstanding promissory notes, See “Note 4 – Notes Payable” in the notes to the financial statements appearing elsewhere in this report on Form 10-K.

Unpredictable events, such as the COVID-19 outbreak, and associated business disruptions could continue to seriously harm our revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital.

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

The spread of the novel coronavirus, or COVID-19, underscores certain investment risks, such as the severe impact on most economic activity in the United States during 2020 and 2021. The ultimate impact of such unpredictable events on our Company is unknown, but our operations and financial condition could continue to suffer in the event of any of these types of events. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows.

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

We incur significant costs complying with our obligations as a reporting issuer, which decreases our profitability.

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

Stephen Epstein, our Chief Executive Officer, currently devotes up to 40 hours per week providing management services to us. While he presently possess adequate time to attend to our interests, it is possible that his demands from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of any of our officers or directors could negatively impact our business development.

If we experience a period of rapid growth in our operations, such growth may place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to manage growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees or contractors as needed. If our new team members perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new team members, or if we are not successful in retaining our existing employees or contractors, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The addition of new team members and the capital investments that we anticipate will be necessary to manage our growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy or completeness of our financial reports and the market price of our common stock may decline.

We need to improve the design, implementation, and testing of the internal controls over financial reporting requirements. If we are unable to remedy material weaknesses or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected. We also could become subject to investigations by the stock exchange if we are ever listed on an exchange, Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources.

We do not have written documentation of our internal control policies and procedures. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of February 28, 2022, the initiation of transactions and recording of transactions are performed solely by Stephen Epstein, our Chief Executive Officer.

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

Our officers and directors, in the aggregate, beneficially own or have the right to vote 73.3% of our outstanding common shares on a fully diluted basis.  As a result, these shareholders, acting together, have the ability to control substantially all matters submitted to our shareholders for approval including: election of our board of directors; removal of any of our directors, amendment of our certificate of incorporation or by-laws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. As a result of their ownership and positions, our officers and directors collectively can influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. The interests of our officers may differ from the interests of the other shareholders, and they may influence decisions with which the other shareholders may not agree. Such decisions may be detrimental to our business operations and they may cause the business to fail in which case you may lose your entire investment.

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

We are authorized to issue up to 200,000,000 shares of common stock. As of the date of this report on Form 10-K, we will have approximately 20,853,000 shares of common stock issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock without the consent of any of our shareholders. Consequently, you may experience more dilution in your ownership of our securities in the future.

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

There is currently no established public trading market for our shares of common stock and an active trading market in our shares of common stock may not develop or, if developed, may not be sustained.  We have applied for admission to quote our common stock on the OTC PINK.  If for any reason our shares are not quoted on the OTC PINK or a public trading market does not otherwise develop, stockholders may have difficulty selling their shares should they desire to do so.  As a result, stockholders must be prepared to hold their shares for an indefinite period.

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

Rule 3a51-1 of the Securities Exchange Act of 1934 (“Exchange Act”) establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification could severely and adversely affect any market liquidity for our common stock.

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

Our bylaws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for:

•	any derivative action or proceeding brought on behalf of our Company;

•	any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or the Company's stockholders;

•	any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation, or these by-laws; or

•	any action asserting a claim governed by the internal affairs doctrine;

This provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ bylaws and certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in such action. Additionally, these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, the Securities Act of 1933, as amended (“Securities Act”) or any other claim for which the federal courts have exclusive or concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market in our common stock. Our common stock is not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

Holders of Common Equity

As of May 31, 2022, we had approximately 66 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended February 28, 2022.

Equity Compensation Plan Information

Equity Compensation Plan Information

As of our fiscal year ending February 28, 2022

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,580,000	(1)	$0.57	6,420,000
Equity compensation plans not approved by security holders	-		-	-
Total	1,580,000			6,420,000

(1)	Reflects our 2020 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants. We have reserved 8,000,000 shares of common stock for such persons pursuant to that plan.

Recent Sales of Unregistered Securities

Not Applicable.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The impacts of the current COVID-19 pandemic are broad reaching. We believe the COVID-19 Outbreak harmed our ability to expand our operations and negatively affected our cash flows during the fiscal year ended February 28, 2022. Due to the COVID-19 Outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital.

Overview

We operate primarily in the healthcare industry and provide services that include management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations; and financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare.

Results of Operations for the Year Ended February 28, 2022 Compared to the Year Ended February 28, 2021

Revenue

We generated $28,942 of revenues for the year ended February 28, 2022 compared to $4,019 for 2021. Our revenues came from management consulting services performed for customers.

Operating Expenses

Operating expense were $1,662,099 for the year ended February 28, 2022 compared to $1,630,123 for 2021. The change was mainly attributable to a decrease of $1,033,387 for stock-based compensation related to stock options issued to members of management and other consultants issued during 2021, which were offset by an increase of $199,856 in professional fees and $907,990 in impairment expense in 2022.

Other income (expense)

Other expense was $19,042 for the year ended February 28, 2022 compared to other expense of $1,524 for 2021. The change was attributable to $17,518 increase in interest expense related to notes payable.

Liquidity and Capital Resources

On February 28, 2022, we had cash of $26,013 and we had working capital deficit of $171,369. We have historically funded our operations from proceeds from debt and equity sales.

We may raise additional capital through the issuance of additional shares of common stock or preferred stock, debt or other acceptable types of financing. If we issue additional shares of common stock in the future, our then-existing stockholders may face substantial dilution.

No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of continuing our business operations will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and financial condition. Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $280,655 and $137,788 for the years ended February 28, 2022 and 2021, respectively, and mainly included payments made for impairment expense, officer compensation, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used in investing activities was $189,553 and $0 for the years ended February 28, 2022 and 2021, respectively. During the year ended February 28, 2022, the Company issued a $200,000 note receivable and received repayments of $10,447 related to the note receivable.

Cash provided by financing activities

Net cash provided by financing activities was $461,166 and $0 for the years ended February 28, 2022 and 2021, respectively. We received net proceeds of $150,000 from capital contributions, related party, $86,166 from the issuance of common stock, $400,000 in proceeds from notes payable, $50,000 in proceeds from notes payable – related party and repaid $225,000 on notes payable during the year ended February 28, 2022.

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

Off-balance Sheet Arrangements

As of February 28, 2022, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As of February 28, 2022, we had an aggregate of $175,000 of principal plus $9,584 in accrued interest from outstanding promissory notes payable to third parties and a related party, and $4,323 in unpaid accrued interest on promissory notes of which the principal has been paid. See “Note 4 – Notes Payable” in the notes to the financial statements appearing elsewhere in this report on Form 10-K.

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

Critical Accounting Policies and Estimates

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree. See “Note 2 – Summary of Significant Accounting Policies” in the notes to the financial statements appearing elsewhere in this report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Healthcare Business Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Healthcare Business Resources, Inc.

B F Borgers CPA PC (5041)

Colorado

HEALTHCARE BUSINESS RESOURCES

Consolidated Balance Sheets

	February 28, 2022	February 28, 2021

Assets
Current Assets:
Cash and cash equivalents	$26,013	$35,055
Note receivable	139,553	-
Total current assets	165,566	35,055

Total Assets	$165,566	$35,055

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$76,754	$36,486
Accrued expenses	35,181	35,181
Notes payable	175,000	-
Note payable, related party	50,000	-
Total current liabilities	336,935	71,667

Total Liabilities	336,935	71,667

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,853,000 and 19,590,000 shares issued and outstanding, respectively	20,853	19,590
Additional paid-in capital	3,107,462	1,591,283
Accumulated deficit	(3,299,684)	(1,647,485)
Total Stockholders' Deficit	(171,369)	(36,612)

Total Liabilities and Stockholders' Deficit	$165,566	$35,055

See accompanying notes to the consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Operations

For the years ended February 28, 2022 and 2021

	For the years ended
	February 28, 2022	February 28, 2021

Revenue:
Revenue	$28,942	$4,019

Total revenue	28,942	4,019

Operating expenses:
General and administrative	434,858	1,510,728
Professional fees	319,251	119,395
Impairment expense	907,990	-

Total operating expenses	1,662,099	1,630,123

Loss from operations	(1,633,157)	(1,626,104)

Other expense:
Interest expense	(19,042)	(1,524)

Total other expense	(19,042)	(1,524)

Net loss	$(1,652,199)	$(1,627,628)

Loss per share - basic and diluted	$(0.08)	$(0.08)
Weighted average shares outstanding - basic and diluted	20,311,058	19,590,000

See accompanying notes to the consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of  Stockholders' Equity (Deficit)

For the years ended February 28, 2022 and 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance February 29, 2020	19,590,000	$19,590	$173,110	$(19,857)	$172,843

Stock-based compensation	-	-	1,418,173	-	1,418,173

Net loss	-	-	-	(1,627,628)	(1,627,628)

Balance February 28, 2021	19,590,000	19,590	1,591,283	(1,647,485)	(36,612)

Common shares issued for cash, net	186,000	186	85,980	-	86,166

Common shares issued for settlement of accounts payable	77,000	77	38,423	-	38,500

Common shares and warrants issued for license	1,000,000	1,000	856,990	-	857,990

Stock-based compensation	-	-	384,786	-	384,786

Capital contributions, related party	-	-	150,000	-	150,000

Net loss	-	-	-	(1,652,199)	(1,652,199)

Balance February 28, 2022	20,853,000	$20,853	$3,107,462	$(3,299,684)	$(171,369)

See accompanying notes to the consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Cash Flows

For the years ended February 28, 2022 and 2021

	February 28, 2022	February 28, 2021

Cash Flows from Operating Activities:
Net loss	$(1,652,199)	$(1,627,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	384,786	1,418,173
Amortization of right of use asset - operating lease	14,823	-
Impairment expense	907,990	-
Changes in operating assets and liabilities:
Accounts payable	78,768	36,486
Accrued expenses	-	35,181
Right of use operating lease liability	(14,823)	-
Net cash used in operating activities	(280,655)	(137,788)

Cash Flows from Financing Activities:
Issuance of note receivable	(200,000)	-
Payment received from note receivable	10,447	-
Net cash used in investing activities	(189,553)	-

Cash Flows from Financing Activities:
Proceeds on notes payable	400,000	-
Payments on notes payable	(225,000)	-
Proceeds on notes payable, related party	50,000	-
Proceeds from capital contributions, related party	150,000	-
Proceeds from equity issuance, net	86,166	-
Net cash provided by financing activities	461,166	-

Net change in cash and cash equivalents	(9,042)	(137,788)

Cash and cash equivalents, at beginning of period	35,055	172,843

Cash and cash equivalents, at end of period	$26,013	$35,055

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for settlement of accounts payable	$38,500	$-
Common shares and warrants issued for license	$857,990	$-
Capitalization of ROU asset and liability - operating	$14,823	$-

See accompanying notes to the consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2022 and 2021

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

On June 18, 2021, we and HBR Sub, Inc., a Delaware corporation and our wholly owned subsidiary entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with UserTech U.S. LLC, a Delaware limited liability company (“UPlus”) and UPlus Health, LLC, a Delaware limited liability company and a wholly-owned subsidiary of UPlus (“UPlus Health”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, HBR Sub, Inc. was merged with and into UPlus Health, with UPlus Health surviving the merger on the terms and subject to the conditions set forth in the Merger Agreement and certain ancillary agreements. UPlus Health is now our Company’s wholly owned subsidiary. UPlus helps companies across multiple industries with continuous innovation and market development through the implementation of its proprietary technology called the U+Method, which is a is a step-by-step product development methodology that focuses on front–loading the risky parts of product development before starting large buildouts (the “U+Method Technology”). UPlus has licensed to UPlus Health the U+Method Technology and related intellectual property for use in the health care and medical services industry (the “Medical Industry”), pursuant to a separate license agreement (the “License Agreement”).

UPlus and the Company believe that their individual capabilities and expertise could be combined to provide a unique integrated solution to clients in the Medical Industry; and UPlus’ post transaction participation in providing the anticipated integrated solution is set forth in a separate services agreement (the “Services Agreement”). The Company’s post transaction financial metrics plan for UPlus Health and the anticipated integrated solution is set forth in UPlus Health’s financial metrics plan (“Financial Metrics Plan”). UPlus Health is managed by the Company’s current management team.

The consideration for the merger consisted of our Company’s issuance to UPlus of 1,000,000 shares of our common stock and a three-year warrant to purchase 1,400,000 shares of our common stock for $0.50 per share, subject to the Special Adjustments described in the Merger Agreement, which includes UPlus’ right to unwind the merger in the event we fail to meet the Financial Metrics Plan described in the Merger Agreement. As of August 31, 2021, the total purchase price for the acquisition was determined to be $857,990, which consisted of 1,000,000 shares of common stock with a fair value of $500,000 and 1,400,000 stock warrants with a fair value of $357,990. The Company concluded the transaction qualified as an asset acquisition and all such acquisition costs have been capitalized. During the year ended February 28, 2022, the Company recorded a $857,990 impairment related to the license due to lack of progress.

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

Basis of Presentation

The basis of accounting applied is United States generally accepted accounting principles (US GAAP).

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended February 28, 2022 and 2021, the Company evaluated long lived assets for impairment and recorded impairment losses of $907,990 and $0, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of February 28, 2022 and 2021.

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

We charged clients a fee for our management consulting services based on time (e.g., hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g., revenue or cost savings). As of February 28, 2022, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of February 28, 2022.

Fair value of Financial Instruments

The company’s financial instruments consist primarily of cash, accounts receivable and payables.  The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature or carry interest rates that approximate market rate.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended February 28, 2022 and 2021, reflected in the accompanying statements of operations. As of February 28, 2022 and 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 1,400,000 and 0 common shares, and options for 1,580,000 and 780,000 common shares, respectively.

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

On March 12, 2021, our Company, through our wholly owned subsidiary HBR Pointclear, LLC, a Delaware limited liability company (“HBRP”); and PointClear Solutions, Inc., an Alabama corporation (“PointClear”) entered into an Option Agreement To Purchase Business Assets (the “Option Agreement”). The Option Agreement provided HBRP the exclusive non-cancelable right to require PointClear to enter into an Asset Purchase Agreement (“Asset Purchase Agreement”) under which, HBRP would (i) purchase all of PointClear’s tangible and intangible assets used in, or useful to the PointClear business (the “Business Assets”), and (ii) the assume certain defined liabilities and contracts of PCS related to the Business. As partial consideration for receiving its rights to purchase the Business Assets under the Option Agreement, HBRP arranged for a loan of up to $750,000 to PointClear pursuant to the Improvement Loan Agreement (the “Improvement Loan Agreement”) evidenced by and repaid in accordance with the terms of a promissory note (the “Promissory Note”). On March 16, 2021, pursuant to the Option Agreement and Improvement Loan Agreement, PointClear made its first draw under the Improvement Loan Agreement for $200,000.

On September 29, 2021, all of the above parties entered into a Separation and Settlement Agreement (“Separation and Settlement Agreement”), effective October 1, 2021, and terminated their mutual obligations under the Option Agreement and Improvement Loan Agreement. Pursuant to the Separation and Settlement Agreement, with respect to the:

1.	Option Agreement, the Option Agreement was cancelled and neither of the parties have any current or future rights or obligations under the Option Agreement.

2.

Improvement Loan Agreement, the principal owed by PointClear under the Improvement Loan Agreement was reduced to $150,000. Within 30 days of October 1, 2021, PointClear shall pay to HBRP, or its designee, $25,000 which shall reduce the principal owed under the Improvement Loan Agreement to $125,000. PointClear shall pay to HBRP, or its designee, $25,000 upon receipt from CHC of the amount owed following “Final Acceptance” testing. Any balance remaining under the Improvement Loan Agreement is hereby converted to a 60-month term loan pursuant to Section 2.05 of the Improvement Loan Agreement, and its repayment shall remain subject to the Improvement Loan Agreement.

3.

Consulting and Registrant Stock Option Agreements, the Consulting Agreements by and between HBRP and related consultants were cancelled by mutual consent and no money or consideration is owed or payable to any party thereunder according to the terms of such Consulting Agreements. The related stock option agreements by and between the Company and related consultants were cancelled by mutual consent and all option shares, vested or unvested were terminated.

During the year ended February 28, 2022, the Company recorded a $50,000 note receivable impairment related to the separation and settlement agreement. As of February 28, 2022, the note receivable balance due from Pointclear is $139,553.

NOTE 4. NOTES PAYABLE

Notes Payable

On March 15, 2021, the Company issued a Promissory Note in the aggregate principal amount of $200,000 (the “Third Party Promissory Note”). The principal amount of $200,000 plus all interest under the Third Party Promissory Note will be due and payable two hundred seventy (270) days from March 15, 2021 (the “Maturity Date”). Interest on the Third Party Promissory Note will accrue at a rate of 3.0% per annum, beginning on March 15, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The Third Party Promissory Note is an unsecured debt obligation of the Company. During the year ended February 28, 2022, the Company repaid $200,000 of principal on the note. As of February 28, 2022, $8,827 of accrued interest on the note payable remained outstanding.

On June 11, 2021, the Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.5% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. On October 11, 2021, the Company entered into a cancellation agreement with the noteholder and refunded the total principal amount of $25,000. Pursuant to the cancellation agreement, the noteholder agreed to cancel the note and forfeit any claim on any interest on the note. As of February 28, 2022, the note payable balance was $0, with accrued interest of $0.

On August 6, 2021, the Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. As of February 28, 2022, the note payable balance was $25,000, with accrued interest of $1,653.

On September 21, 2021, the Company issued a promissory note in the aggregate principal amount of $150,000 (the “$150,000 Promissory Note”). The principal amount of $150,000 plus all interest under the $150,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $150,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $150,000 Promissory Note is an unsecured debt obligation of the Company. As of February 28, 2022, the note payable balance was $150,000, with accrued interest of $7,890.

Notes Payable – Related Party

On June 10, 2021, the Company issued to Kenneth Hawkins, a member of the Company’s board of directors, a promissory note in the aggregate principal amount of $50,000 (the “$50,000 Promissory Note”). The principal amount of $50,000 plus all interest under the $50,000 Promissory Note will be due and payable two hundred seventy (270) days from June 10, 2021. Interest on the $50,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on June 10, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The $50,000 Promissory Note is an unsecured debt obligation of the Company. As of February 28, 2022, the note payable balance was $50,000, with accrued interest of $4,323. Subsequent to February 28, 2022, the Company extended the $50,000 Promissory Note.

NOTE 5. EQUITY

Common stock

2022

During year ended February 28, 2022, we issued (i) 46,000 shares of the common stock to investors who are not a “U.S. Person,” as that term is defined in Rule 902(k) of Regulation S of the Securities Act for total consideration of $23,000, or $0.50 per share; and (ii) 140,000 shares of to the common stock to investors who are “accredited investors,” as that term is defined Rule 501(a) of Regulation D for total consideration of $70,000, or $0.50 per share. The Company paid transaction fees of $6,834 resulting in net proceeds of $86,166.

During the year ended February 28, 2022, the Company issued 77,000 shares of common stock with a fair value of $38,500 to settle accounts payable balance.

On June 18, 2021, the Company issued to UPlus 1,000,000 shares of common stock and a three-year warrant to purchase 1,400,000 shares of common stock for $0.50 per share related to the Merger Agreement. The common stock was valued at $0.50 per share based on recent sales of common stock for cash, which we believe to be the best estimate of fair value.

During the year ended February 28, 2022, the Company received $150,000 in equity contributions from related party.

2021

On July 27, 2020, the Company effected a 20-for-1 stock split of its common stock in the form of a stock dividend. The Company has retroactively restated its stockholders’ equity section by increasing common stock and decreasing additional paid in capital for the par value of the shares to show the impact of the 20-to-1 increase in number of shares outstanding.

Incentive Stock Options

2022

During the year February 28, 2022, the Board of Directors approved grants of 2,755,000 options to consultants. The options have an exercise price ranging from $0.50 - $0.80 and expire five-years following issuance. The total fair value of these option grants at issuance was $1,051,295. Of the newly granted options 588,750 vested at issuance and the remaining options vest over periods from five to sixty months.

During the year ended February 28, 2022, the Company recognized $384,786 of stock-based compensation related to outstanding stock options. At February 28, 2022, the Company had $191,008 of unrecognized costs related to options.

F-11

2021

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

The following table summarizes the stock option activity for the years ended February 28, 2022 and 2021:

		Weighted Average
	Number of Options	Exercise Price Per Share
Outstanding at February 28, 2020	-	$-
Granted	3,035,000	0.50
Exercised	-	-
Forfeited and expired	(2,250,000)	0.50
Outstanding at February 28, 2021	785,000	0.50
Granted	2,755,000	0.54
Exercised	-	-
Forfeited and expired	(1,960,000)	0.50
Outstanding at February 28, 2022	1,580,000	$0.57

As of February 28, 2022, there were 1,057,240 stock options exercisable. The outstanding stock options have a weighted average remaining term of 6.29 years and have no intrinsic value.

Stock Warrants

On June 18, 2021, the Company issued a three-year warrant to purchase 1,400,000 shares of common stock for $0.50 per share pursuant to the Merger Agreement. The total fair value of these warrants at issuance was $357,990.

The following table summarizes the stock warrant activity for the year ended February 28, 2022:

		Weighted Average
	Number of Warrants	Exercise Price Per Share
Outstanding at February 28, 2021	-	$-
Granted	1,400,000	0.50
Exercised	-	-
Forfeited and expired	-
Outstanding at February 28, 2022	1,400,000	$0.50

As of February 28, 2022, the outstanding stock warrants have a weighted average remaining term of 2.34 years and have no intrinsic value.

The aggregate fair value of the options and warrants measured during the years ended February 28, 2022 and 2021 were calculated using the Black-Scholes option pricing model based on the following assumptions:

	2022	2021
Expected life (years)	3-5	5-10
Volatility (1)	79.33 - 108.26%	118.89 - 120.59%
Dividend yield	0%	0%
Risk free interest rate	0.47 - 1.18%	0.36 - 0.59%

(1) The Company used a peer group to estimate volatility

NOTE 6. INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	February 28,2022	February 28,2021
Income tax benefit computed at the statutory rate	$343,000	$342,000
Non-deductible expenses	(318,000)	(302,000)
Change in valuation allowance	(25,000)	(40,000)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows:

	As of	As of
	February 28, 2022	February 28, 2021
Deferred income tax assets
Net operating losses	$67,900	$43,900
Valuation allowance	(67,900)	(43,900)
Net deferred income tax assets	$-	$-

The Company has an operating loss carry forward of approximately $326,000.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company is not aware of any other commitments or contingencies that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 8. RISK CONCENTRATIONS

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

NOTE 9. LEASE

On July 1, 2021, the Company entered into a sixteen month operating lease for office space. The Company’s lease does not contain any material restrictive covenants. The Company accounted for the lease under ASU 842, Leases; however, the lease was cancelled as of December 1, 2021. As a result of the cancellation, both the right of use asset and the lease liability were removed with no gain or loss. The Company incurred lease expense of $4,805 for the year ended February 28, 2022.

NOTE 10. RELATED PARTY TRANSACTIONS

During the year ended February 28, 2022, the Company received $150,000 in equity contributions from two entities owned by Stephen Epstein, Chief Financial Officer of the Company, and his wife.

NOTE 11. SUBSEQUENT EVENTS

On October 5, 2021 the Company entered into a share surrender agreement, in consideration of $10.00 and other good and valuable consideration, a stockholder surrendered 32,000 shares of Company common stock to the Company. As of the date of this filing, the shares have not been surrendered.

On May 11, 2022, the Company issued a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”). The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company received a conversion notice to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock. The Company will issue the shares upon board approval.

In May 2022, the Company repaid the $150,000 Promissory Note, the $50,000 Promissory Note and settled accrued interest of $17,310. In June 2022, the Company repaid the $25,000 Promissory Note and settled accrued interest of $2,647.

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the CEO. At the option of the holder, the note can be converted into shares of the Company’s common stock at the conversion price of $0.01 per share. As of the date of this filing, the Company has drawn $38,900 on the convertible note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2022, our principal executive officer/principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework- 2013. Based on its evaluation, our management concluded that the following are material weaknesses in our internal control over financial reporting:

•	We do not have written documentation of our internal control policies and procedures.

•

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our Company to provide only management’s attestation in this Annual Report.

Changes in Internal Control Over Financial Reporting.

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On May 11, 2022, the Company issued a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”). The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company received a conversion notice to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock. The Company will issue the shares upon board approval. The foregoing descriptions of the promissory note and conversion notice are not intended to be complete and are qualified in their entirety by the full text of the promissory note, which is attached hereto as Exhibit 10.16, and the conversion notice, which is attached hereto as Exhibit 10.17.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officer and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Title	Held Position Since
Stephen Epstein	40	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Director	September 2019
Kenneth Hawkins	71	Director	May 2020
Howard T. Wall, III	63	Director	May 2020

The following information sets forth the backgrounds and business experience of the directors and executive officer.

Stephen Epstein has been Director, Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer since September 2019. Mr. Epstein is also a Director of CalSouth Corp, a real estate development company, since March 2016, Manager for the Realiste Fund, LP, a private equity fund, since February 2019 and Managing Member of DollarCamp C&B, LLC, a publishing and training company since 2009. Mr. Epstein has a B.A. in International Relations from The University of Southern California and is a Certified Commercial Investment Member (CCIM). Mr. Epstein’s qualifications to serve on our board of directors include his knowledge of our Company and his leadership at our Company.

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

Family Relationships

None.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the following exceptions: UserTech U.S. LLC, a Delaware limited liability company, failed to file a Form 3.

Code of Ethics

Our Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees, including its principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics is attached as Exhibit 14.1 to this Form 10-K and is available for review on our Company’s website www.healthcarebusinessresources.com. The Company intends to disclose any changes in or waivers from its Code of Business Conduct and Ethics by posting such information on its website.

Changes to Director Nomination Procedures

                None.

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

Item 11. Executive Compensation

Summary Compensation Table

Stephen Epstein is our Chief Executive Officer, President and Chief Financial Officer and sole named executive officer. For the fiscal years ended February 28, 2022 and 2021, no compensation was awarded to, earned by, or paid to Mr. Epstein as an executive officer. See “Employee, Severance, Separation and Change in Control Agreements” below.

Employee, Severance, Separation and Change in Control Agreements

Stephen Epstein. Mr. Epstein is our Chief Executive Officer, President and Chief Financial Officer. Under the terms of our July 22, 2020, letter agreement with Mr. Epstein, he is not paid a salary but is entitled to reimbursement of reasonable business expenses. Mr. Epstein will devote up to 40 hours per week to our Company. He does not have a non-competition agreement with the Company; but is not separately engaged, nor does he anticipate being separately engaged, in any competitive businesses. We have no other any of the named executive officers.

On August 8, 2020, along with each other director, our Company granted Mr. Epstein, a non-qualified stock option to purchase up to 750,000 shares of our common stock at the exercise price of $.50 per share for performing additional unanticipated work involved with executing the Company’s business plan. The aggregate fair value of this option was $354,410, as computed in accordance with FASB ASC 718. This grant was not made in connection with our July 22, 2020, letter agreement with Mr. Epstein or in connection with his services as our executive officer.  On February 1, 2020, Mr. Epstein voluntarily surrendered to the Company without consideration the non-qualified stock option to purchase up to 750,000 shares of our common stock in order to allow the Company to allocate the shares underlying the surrendered options to other Company employees.

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

Outstanding Equity Awards

There are no outstanding equity awards for the most recent fiscal period ended February 29, 2022.

Potential Payments Upon Termination or Change In Control

None.

Director Compensation

No compensation was paid to our directors during our February 28, 2022 fiscal year. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership of certain beneficial owners and management.

The following table sets forth, as of July 1, 2022, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of (i) each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock; and (ii) each of our officers and directors, and officers and directors as a group:

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)(2)	Number	Percent (3)(4)
5% Stockholders
Meraki Partners LLC (5)	3,500,000	16.8%

Directors and Executive Officers
Stephen Epstein, Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	11,016,000	52.8%
Kenneth Hawkins, Director	3,002,000	14.4%
Howard T. Wall, III, Director(6)	1,270,000	6.0%
All executive officers and directors as a group (3 persons)	15,288,000	73.3%

________________

(1)

As of July 1, 2022, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days of July 1, 2022.

(2)	In care of the Company at 718 Thompson Lane, Suite 108-273, Nashville, Tennessee 37204.

(3)	Based on 20,853,000 shares of common stock outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On June 10, 2021, the Company issued to Kenneth Hawkins, a member of the Company’s board of directors, a promissory note in the aggregate principal amount of $50,000 (the “$50,000 Promissory Note”). The principal amount of $50,000 plus all interest under the $50,000 Promissory Note will be due and payable two hundred seventy (270) days from June 10, 2021. Interest on the $50,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on June 10, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The $50,000 Promissory Note is an unsecured debt obligation of the Company. As of February 28, 2022, the note payable balance was $50,000, with accrued interest of $4,323.

During the year ended February 28, 2022, the Company received $150,000 in equity contributions from two entities owned by Stephen Epstein, Chief Financial Officer of the Company, and his wife.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended February 28, 2022 and February 28, 2021 by the Company’s independent registered public accounting firms. The aggregate fees billed for the fiscal year ended February 28, 2022 were from BF Borgers CPA PC and the aggregate fees billed for the fiscal year ended February 28, 2021 were from both BF Borgers CPA PC and Marcum LLP:

	2022	2021
Audit Fees – BF Borgers	$25,000	$6,500
Audit Fees – Marcum	-	67,255
Tax Fees	-	-
All Other Fees	-	-
Total	$25,000	$73,755

Audit Fees are the aggregate fees billed during the years ended February 28, 2022 and February 28, 2021 for professional services rendered by the Company’s independent registered public accounting firms for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the Company’s independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended February 28, 2022 and February 28, 2021 for assurance and related services rendered by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the aggregate fees billed during the years ended February 28, 2022 and February 28, 2021 for tax compliance services rendered by the Company’s independent registered public accounting firms.

All Other Fees are the aggregate fees billed during the years ended February 28, 2022 and February 28, 2021 for products and services provided by the Company’s independent registered public accounting firms, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by the Company’s independent registered public accounting firms that are described above were pre-approved by the Company’s Audit Committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on the Company’s independent registered public accounting firms’ engagement to audit the Company’s financial statements for the years ended February 28, 2022 and February 28, 2021, were attributed to work performed by persons other than the Company’s independent registered public accounting firms’ full-time, permanent employees.

None of the hours expended on the Company’s independent registered public accounting firms’ engagement to audit the Company’s financial statements for the years ended February 28, 2022 and February 28, 2021, were attributed to work performed by persons other than the Company’s independent registered public accounting firms’ full-time, permanent employees.

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

(b)	The following exhibits are filed as part of this report.

EXHIBIT INDEX

SEC Reference Number	Title of Document
2.1	Agreement and Plan of Merger-UPlus
3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
3.2	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
4.1	Description of Registrant’s Securities	Incorporated by reference to Company’s Form 10-K filed on 06/7/2021
4.2	Promissory Note -July 1, 2022 - $100,000	Incorporated by reference to Company’s Form 8-K filed on 07/6/22

10.1	2020 Stock Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.2	Amendment to 2020 Stock Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.3	Meraki Partners, LLC Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.4	Form of Advisory Board Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.5	Form of HBR Business Development Consulting Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.6	Employment Agreement with Stephen Epstein	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.7	Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.8	Form of Asset Purchase Agreement, attached as Exhibit A to Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.9	Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.10	Form of Promissory Note, attached as Exhibit A to Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.11	Promissory Note – Huber	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.12	Separation and Settlement Agreement-PointClear	Incorporated by reference to Company’s Form 8-K filed on 09/30/2021
10.13	Promissory Note - Hawkins	Incorporated by reference to Company’s Form 8-K filed on 06/23/21
10.14	Promissory Note - Kellum	Incorporated by reference to Company’s Form 8-K filed on 06/23/21
10.15	Office Lease Agreement	Incorporated by reference to Company’s Form 10-Q filed on 10/25/21
10.16	Promissory Note – $225,000	Filed Herewith
10.17	Promissory Note Conversion $225,000	Filed Herewith
10.18	Stock Pledge Agreement – July 1, 2022	Incorporated by reference to Company’s Form 8-K filed on 07/6/22
14.1	Code of Ethics	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
16.1	Letter from Marcum LLP, dated December 21, 2021	Incorporated by reference to Company’s Form 8-K filed on 12/23/21
21.1	Subsidiaries	Filed Herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed Herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed Herewith
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

HEALTHCARE BUSINESS RESOURCES, INC., Registrant

Date: July 7, 2022	By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stephen Epstein	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Director	July 7, 2022
Stephen Epstein

/s/ Kenneth Hawkins	Director	July 7, 2022
Kenneth Hawkins

/s/ Howard T. Wall, III	Director	July 7, 2022
Howard T. Wall, III

