Form 10-K/A
period 2022-02-28
Healthcare Business Resources, Inc.
filed 2022-07-15
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

Healthcare Business Resources, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended February 28, 2022, filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2022 (“Original 10-K”).

This Amendment No. 1 on Form 10K/A: (i) amends and expands our disclosure under Item 13. Certain Relationships and Related Transactions, and Director Independence; and (ii) replaces in its entirety the Report of Independent Registered Public Accounting Firm because the text of the report was inadvertently excluded from the Original 10-K. Except for the changes stated above, no other changes have been made to the Original 10-K.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

Except for the foregoing amended information, we have not updated the disclosures contained in the Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

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

We face growing risks and costs related to cybersecurity threats to our data and customer, employee data, including but not limited to:

•	the failure or significant disruption of our operations from various causes, including human error, computer malware, ransomware, insecure software, zero-day threats, or other events related to our critical information technologies and systems

•	the increasing level and sophistication of cybersecurity attacks, including distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering, or other unlawful tactics aimed at compromising the systems and data of our officers, employees, operators and their customers (including via systems not directly controlled by us, such as those maintained by independent sales agents, joint venture partners and third party service providers)

•	the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of our customers, employees and independent sales agents), the transmission of computer malware.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	The basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Equity Compensation Plan Information

Equity Compensation Plan Information

As of our fiscal year ending February 28, 2022

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,580,000	(1)	$0.57	6,420,000
Equity compensation plans not approved by security holders	-		-	-
Total	1,580,000			6,420,000

(1)	Reflects our 2020 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants. We have reserved 8,000,000 shares of common stock for such persons pursuant to that plan.

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

Item 8. Financial Statements and Supplementary Data.

Healthcare Business Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of

directors of Healthcare Business Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Business Resources, Inc. as of February 28, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

July 8, 2022

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

On May 11, 2022, the Company issued to RSET Investments QOZB, LLC, a related party, a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”). Stephen Epstein, the Company’s Chief Executive Officer, holds a Power of Attorney on behalf of Robert Epstein, who owns and controls RSET Investments QOZB, LLC. The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company agreed to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock. The Company will issue the shares upon board approval.

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

Item 9B. Other Information.

On May 11, 2022, the Company issued a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”) with RSET Investments QOZB, LLC (“RSET”), a related party. The Company’s Chief Executive Officer holds a Power of Attorney on behalf of Robert Epstein, who owns and controls RSET. The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company received a conversion notice to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock. The Company will issue the shares upon board approval. The foregoing descriptions of the promissory note and conversion notice are not intended to be complete and are qualified in their entirety by the full text of the promissory note, which is attached hereto as Exhibit 10.16, and the conversion notice, which is attached hereto as Exhibit 10.17.

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

On May 11, 2022, the Company issued to RSET Investments QOZB, LLC a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”). Stephen Epstein, the Company’s Chief Executive Officer, holds a Power of Attorney on behalf of Robert Epstein, who owns and controls RSET Investments QOZB, LLC. The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company agreed to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock.

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

(b)	The following exhibits are filed as part of this report.

EXHIBIT INDEX

SEC Reference Number	Title of Document
2.1	Agreement and Plan of Merger-UPlus
3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
3.2	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
4.1	Description of Registrant’s Securities	Incorporated by reference to Company’s Form 10-K filed on 06/7/2021
4.2	Promissory Note -July 1, 2022 - $100,000	Incorporated by reference to Company’s Form 8-K filed on 07/6/22

10.1	2020 Stock Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.2	Amendment to 2020 Stock Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.3	Meraki Partners, LLC Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.4	Form of Advisory Board Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.5	Form of HBR Business Development Consulting Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.6	Employment Agreement with Stephen Epstein	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.7	Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.8	Form of Asset Purchase Agreement, attached as Exhibit A to Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.9	Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.10	Form of Promissory Note, attached as Exhibit A to Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.11	Promissory Note – Huber	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.12	Separation and Settlement Agreement-PointClear	Incorporated by reference to Company’s Form 8-K filed on 09/30/2021
10.13	Promissory Note - Hawkins	Incorporated by reference to Company’s Form 8-K filed on 06/23/21
10.14	Promissory Note - Kellum	Incorporated by reference to Company’s Form 8-K filed on 06/23/21
10.15	Office Lease Agreement	Incorporated by reference to Company’s Form 10-Q filed on 10/25/21
10.16	Promissory Note – $225,000	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on 07/08 2022
10.17	Promissory Note Conversion $225,000	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on 07/08/2022
10.18	Stock Pledge Agreement – July 1, 2022	Incorporated by reference to Company’s Form 8-K filed on 07/6/22
14.1	Code of Ethics	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
16.1	Letter from Marcum LLP, dated December 21, 2021	Incorporated by reference to Company’s Form 8-K filed on 12/23/21
21.1	Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on 07/08/2022
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed Herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed Herewith
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

HEALTHCARE BUSINESS RESOURCES, INC., Registrant

Date: July 14, 2022	By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stephen Epstein	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Director	July 14, 2022
Stephen Epstein

/s/ Kenneth Hawkins	Director	July 14, 2022
Kenneth Hawkins

/s/ Howard T. Wall, III	Director	July 14, 2022
Howard T. Wall, III

