Form 10-Q
period 2022-05-31
Healthcare Business Resources, Inc.
filed 2022-07-18
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,853,000 shares of common stock as of July 15, 2022.

Healthcare Business Resources Inc.

HEALTHCARE BUSINESS RESOURCES

Consolidated Balance Sheets

(Unaudited)

	May 31, 2022	February 28, 2022

Assets
Current Assets:
Cash and cash equivalents	$25,329	$26,013
Note receivable	131,381	139,553
Total current assets	156,710	165,566

Total Assets	$156,710	$165,566

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$111,820	$76,754
Accrued expenses	2,891	35,181
Notes payable	25,000	175,000
Note payable, related party	225,000	50,000
Total current liabilities	364,711	336,935

Total Liabilities	364,711	336,935

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,853,000 shares issued and outstanding	20,853	20,853
Additional paid-in capital	3,123,788	3,107,462
Accumulated deficit	(3,352,642)	(3,299,684)
Total Stockholders' Deficit	(208,001)	(171,369)

Total Liabilities and Stockholders' Deficit	$156,710	$165,566

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Operations

For the three months ended May 31, 2022 and 2021

(Unaudited)

	For the three months ended
	May 31, 2022	May 31, 2021

Revenue:
Revenue	$1,884	$6,408
Total revenue	1,884	6,408

Operating expenses:
General and administrative	18,058	259,789
Professional fees	47,354	86,588
Total operating expenses	65,412	346,377

Loss from operations	(63,528)	(339,969)

Other income (expense):
Gain on settlement of liabilities	17,310	-
Interest income	-	2,532
Interest expense	(6,740)	(2,977)
Total other income (expense)	10,570	(445)
Net loss	$(52,958)	$(340,414)

Loss per share - basic and diluted	$(0.00)	$(0.02)
Weighted average shares outstanding - basic and diluted	20,853,000	19,699,385

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Stockholders' Deficit

For the three months ended May 31, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2022	20,853,000	$20,853	$3,107,462	$(3,299,684)	$(171,369)
Stock-based compensation	-	-	16,326	-	16,326
Net loss	-	-	-	(52,958)	(52,958)
Balance May 31, 2022	20,853,000	$20,853	$3,123,788	$(3,352,642)	$(208,001)

Balance February 28, 2021	19,590,000	$19,590	$1,591,283	$(1,647,485)	$(36,612)
Common shares issued for cash, net	70,000	70	30,350	-	30,420
Common shares issued for settlement of accounts payable	77,000	77	38,423	-	38,500
Stock-based compensation	-	-	252,852	-	252,852
Net loss	-	-	-	(340,414)	(340,414)
Balance May 31, 2021	19,737,000	$19,737	$1,912,908	$(1,987,899)	$(55,254)

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Cash Flows

For the three months ended May 31, 2022 and 2021

(Unaudited)

	May 31, 2022	May 31, 2021

Cash Flows from Operating Activities:
Net loss	$(52,958)	$(340,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	16,326	252,852
Gain on settlement of liabilities	(17,310)	-
Changes in operating assets and liabilities:
Interest receivable	-	(2,532)
Accounts payable	35,066	54,653
Accrued expenses	(14,980)	12,880
Net cash used in operating activities	(33,856)	(22,561)

Cash Flows from Investing Activities:
Issuance of note receivable	-	(200,000)
Payment received from note receivable	8,172	-
Net cash provided by (used in) investing activities	8,172	(200,000)

Cash Flows from Financing Activities:
Proceeds from notes payable	-	200,000
Payments on notes payable	(150,000)	-
Proceeds from notes payable, related party	225,000	-
Payments on notes payable, related party	(50,000)	-
Proceeds from equity issuance, net	-	30,420
Net cash provided by financing activities	25,000	230,420

Net change in cash and cash equivalents	(684)	7,859

Cash and cash equivalents, at beginning of period	26,013	35,055

Cash and cash equivalents, at end of period	$25,329	$42,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,135	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for settlement of accounts payable	$-	$38,500

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

In this filing, unless context requires otherwise, references to ”we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiaries HBR Pointclear, LLC, HBR Business Development, LLC and UPlus Health, LLC.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended May 31, 2022, are not necessarily indicative of the final results that may be expected for the year ending February 28, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended February 28, 2022, included in our Form 10-K filed with the SEC on July 8, 2022, as amended on July 15, 2022. (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of May 31, 2022, no impairment was recorded.

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

We charged clients a fee for our management consulting services based on time (e.g. hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of May 31, 2022, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of May 31, 2022, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, that we will ever generate enough management consulting revenue to sustain our operations.

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

Basic and Diluted Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. For the three months ended May 31, 2022, there were 1,580,000 stock options and 1,400,000 warrants which were considered for their dilutive effects but concluded to be anti-dilutive. For the three months ended May 31, 2021, there were 2,430,000 stock options which were considered for their dilutive effects but concluded to be anti-dilutive.

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

On September 29, 2021, the Company, through HBRP and PointClear entered into a Separation and Settlement Agreement (“Separation and Settlement Agreement”), effective October 1, 2021, and terminated their mutual obligations under the Option Agreement and Improvement Loan Agreement. Pursuant to the Separation and Settlement Agreement, with respect to the: (i) Option Agreement, the Option Agreement is cancelled and none of the parties have any current or future rights or obligations under the Option Agreement; (ii) Improvement Loan Agreement, the principal owed by PointClear under the Improvement Loan Agreement is reduced to $150,000. Within 30 days of October 1, 2021, PointClear shall pay to HBRP, or its designee, $25,000 which shall reduce the principal owed under the Improvement Loan Agreement to $125,000. PointClear shall pay to HBRP, or its designee, $25,000 upon receipt from CHC of the amount owed following “Final Acceptance” testing. Any balance remaining under the Improvement Loan Agreement is hereby converted to a 60-month term loan pursuant to Section 2.05 of the Improvement Loan Agreement, and its repayment shall remain subject to the Improvement Loan Agreement; and (iii) Consulting and Company Stock Option Agreements, the Consulting Agreements by and between HBRP and Shawn Ewing, Thomas White, David Karabinos and Daren McCormick are hereby cancelled by mutual consent and no money or consideration is owed or payable to any party thereunder according to the terms of such Consulting Agreements. The Company stock option agreements by and between the Company and Shawn Ewing, Thomas White and Daren McCormick are hereby cancelled by mutual consent and any option shares, vested or unvested are hereby terminated. As of May 31, 2022, the note receivable balance due from Pointclear was $131,381.

NOTE 4. NOTE PAYABLE

Notes Payable

On August 6, 2021, the Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. As of May 31, 2022, the note payable balance was $25,000, with accrued interest of $2,449.

On September 21, 2021, the Company issued a promissory note in the aggregate principal amount of $150,000 (the “$150,000 Promissory Note”). The principal amount of $150,000 plus all interest under the $150,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $150,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $150,000 Promissory Note is an unsecured debt obligation of the Company. During the three months ended May 31, 2022, the Company repaid the $150,000 note payable and settled accrued interest of $11,688. As of May 31, 2022, the note payable balance was $0, with accrued interest of $0.

 Notes Payable – Related Party

On June 10, 2021, the Company issued to Kenneth Hawkins, a member of the Company’s board of directors, a promissory note in the aggregate principal amount of $50,000 (the “$50,000 Promissory Note”). The principal amount of $50,000 plus all interest under the $50,000 Promissory Note will be due and payable two hundred seventy (270) days from June 10, 2021. Interest on the $50,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on June 10, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The $50,000 Promissory Note is an unsecured debt obligation of the Company. During the three months ended May 31, 2022, the Company repaid the $50,000 note payable and settled accrued interest of $5,622. As of May 31, 2022, the note payable balance was $0, with accrued interest of $0.

On May 11, 2022, the Company issued to RSET Investments QOZB, LLC, a related party, a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”). Stephen Epstein, the Company’s Chief Executive Officer, holds a Power of Attorney on behalf of Robert Epstein, who owns and controls RSET Investments QOZB, LLC. The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company agreed to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock.  On July 13, 2022, the Company’s board approved the issuance of the 450,000 shares of common stock. As of the date of this filing, the shares have not been issued.

NOTE 5. EQUITY

Incentive Stock Options

During the three months ended May 31, 2022, the Company recognized $16,326 of stock-based compensation related to outstanding stock options. At May 31, 2022, the Company had $174,682 of unrecognized costs related to options.

The following table summarizes the stock option activity for the three months ended May 31, 2022:

		Weighted Average
	Number of Options	Exercise Price Per Share
Outstanding at February 28, 2022	1,580,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited and expired	-	-
Outstanding at May 31, 2022	1,580,000	$0.57

As of May 31, 2022, there were 1,097,486 stock options exercisable. The outstanding stock options have a weighted average remaining term of 6.04 years and have no intrinsic value.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended May 31, 2022:

		Weighted Average
	Number of Warrants	Exercise Price Per Share
Outstanding at February 28, 2022	1,400,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited and expired	-
Outstanding at May 31, 2022	1,400,000	$0.50

As of May 31, 2022, the outstanding stock warrants have a weighted average remaining term of 2.08 years and have no intrinsic value.

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

NOTE 7. SUBSEQUENT EVENTS

On October 5, 2021, the Company entered into a share surrender agreement, in consideration of $10.00 and other good and valuable consideration, a stockholder surrendered 32,000 shares of Company common stock to the Company. As of the date of this filing, the shares have not been surrendered.

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the CEO. In the event of an event of default on the note, at the option of the holder, the note can be converted into shares of the Company’s common stock at the conversion price of $0.01 per share. As of the date of this filing, the Company has drawn $38,900 on the convertible note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 8, 2022, as amended on July 15, 2022. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10- K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

In this filing, unless context requires otherwise, references to ”we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiaries HBR Pointclear, LLC, HBR Business Development, LLC and UPlus Health, LLC

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

As part of our technology consulting and engineering services, we perform an initial review of a prospective clients’ challenges and relevant technologies to determine areas for potential improvement and growth opportunities. We charge clients a fee for our technology consulting and engineering services based on the project.

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

As of May 31, 2022, we generated no revenue from technology consulting and engineering services and we are unable to determine how long, if ever, it would take to continue to attract paying clients. We cannot assure you that we will ever generate enough revenue to sustain our operations.

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

Results of Operations for the three months ended May 31, 2022 compared to three months May 31, 2021

Revenues: We generated $1,884 of revenues for the three months ended May 31, 2022 compared to $6,408 for the three months ended May 31, 2021. Our revenues came from management consulting services performed for customers.

Operating Expenses: Operating expenses decreased to $65,412 for the three months ended May 31, 2022 compared to $346,377 for the three months ended May 31, 2021. The change in operating expenses were mainly attributed to the decreases in stock based compensation of $236,526 and $43,821 in professional fees.

Other Income (Expense): Other income was $10,570 for the three months ended May 31, 2022 compared to other expense of $445 for 2021. The change was attributable to $11,015 was related to the settlement of accrued interest on the Pointclear notes receivable.

Liquidity and Capital Resources

On May 31, 2022, we had cash of $25,329 and we had working capital deficit of $208,001.

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

It is likely that our operating losses will increase in the future, and it is very possible we will never achieve or sustain profitability. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $33,856 and $22,561 for the three months ended May 31, 2022 and 2021, respectively, and mainly included stock based compensation, gain on settlement of liabilities, professional fees to our consultants, attorneys, and accountants.

Cash used in investing activities

Net cash provided by investing activities was $8,172 for the three months ended May 31, 2022, which was related to payments on note receivable balance. Net cash used in investing activities was $200,000 for the three months ended May 31, 2021, which was related to the issuance of a note receivable to Pointclear Solution, Inc.

Cash provided by financing activities

Net cash provided by financing activities was $25,000 for the three months ended May 31, 2022, which was related to proceeds from notes payable, related party and payments on notes payable and notes payable, related party. Net cash provided by financing activities was $230,420 for the three months ended May 31, 2021, which was related to the sale of common stock along with proceeds from notes payable.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: long lived assets; intangible assets valuations; and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Off-Balance Sheet Arrangements

As of May 31, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended May 31, 2022.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of May 31, 2022 include the following:

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

Changes in Internal Control Over Financial Reporting. Other than noted above, there were no changes in our internal control over financial reporting during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 11, 2022, the Company issued to RSET Investments QOZB, LLC a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”). Stephen Epstein, the Company’s Chief Executive Officer, holds a Power of Attorney on behalf of Robert Epstein, who owns and controls RSET Investments QOZB, LLC. The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company agreed to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock.On July 13, 2022, the Company’s board approved the issuance of the 450,000 shares of common stock. As of the date of this filing, the shares have not been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

The information set forth above under Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds is incorporated by reference in this Part II - Item 5.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

SEC Reference Number	Title of Document
2.1	Agreement and Plan of Merger-UPlus	Incorporated by reference to Company’s Form 8-K filed on 06/23/2021
3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
3.2	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
4.1	Promissory Note -July 1, 2022 - $100,000	Incorporated by reference to Company’s Form 8-K filed on 07/6/2022
10.1	Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.2	Form of Asset Purchase Agreement, attached as Exhibit A to Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.3	Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.4	Form of Promissory Note, attached as Exhibit A to Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.5	Promissory Note – Huber	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.6	Promissory Note - Hawkins	Incorporated by reference to Company’s Form 8-K filed on 06/23/2021
10.7	Promissory Note - Kellum	Incorporated by reference to Company’s Form 8-K filed on 06/23/2021
10.8	Separation and Settlement Agreement-PointClear	Incorporated by reference to Company’s Form 8-K filed on 09/30/2021
10.9	Office Lease Agreement	Incorporated by reference to Company’s Form 10-Q filed on 10/25/2021
10.10	Promissory Note – $225,000	Incorporated by reference to Company’s Form 10-K filed on 07/08/2022
10.12	Promissory Note Conversion $225,000	Incorporated by reference to Company’s Form 10-K filed on 07/08/2022
10.13	Stock Pledge Agreement – July 1, 2022	Incorporated by reference to Company’s Form 8-K filed on 07/6/2022
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 15, 2022.

Healthcare Business Resources Inc. Registrant

By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer

