Form 10-Q
period 2022-08-31
Healthcare Business Resources, Inc.
filed 2022-10-13
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,303,000 shares of common stock as of October 13, 2022.

Comment

Healthcare Business Resources Inc.

HEALTHCARE BUSINESS RESOURCES

Consolidated Balance Sheets

(Unaudited)

	August 31, 2022	February 28, 2022

Assets
Current Assets:
Cash and cash equivalents	$13,077	$26,013
Note receivable	123,210	139,553
Total current assets	136,287	165,566

Total Assets	$136,287	$165,566

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$76,291	$76,754
Accrued expenses	11,762	35,181
Notes payable	-	175,000
Note payable, related party	-	50,000
Senior secured convertible credit line	51,174	-
Total current liabilities	139,227	336,935

Total Liabilities	139,227	336,935

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 21,303,000 and 20,853,000 shares issued and outstanding, respectively	21,303	20,853
Additional paid-in capital	3,360,977	3,107,462
Accumulated deficit	(3,385,220)	(3,299,684)
Total Stockholders’ Deficit	(2,940)	(171,369)

Total Liabilities and Stockholders’ Deficit	$136,287	$165,566

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Operations

For the three and six months ended August 31, 2022 and 2021

(Unaudited)

	For the three months ended		For the six months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

Revenue:
Revenue	$-	$9,245	$1,884	$15,653
Total revenue	-	9,245	1,884	15,653

Operating expenses:
General and administrative	8,522	94,010	26,580	353,799
Professional fees	20,646	85,387	68,000	171,975

Total operating expenses	29,168	179,397	94,580	525,774

Loss from operations	(29,168)	(170,152)	(92,696)	(510,121)
Other income (expense):
Gain (loss) on settlement of liabilities	(2,404)	-	14,906	-
Interest income	-	3,024	-	5,556
Interest expense	(1,006)	(8,492)	(7,746)	(11,469)

Total other income (expense)	(3,410)	(5,468)	7,160	(5,913)
Net loss	$(32,578)	$(175,620)	$(85,536)	$(516,034)
Loss per share - basic	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Loss per share - diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding - basic	20,853,000	20,853,000	20,853,000	19,699,385
Weighted average shares outstanding - diluted	20,853,000	20,853,000	20,853,000	19,699,385

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Stockholders’ Deficit

For the six months ended August 31, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2022	20,853,000	$20,853	$3,107,462	$(3,299,684)	$(171,369)
Stock-based compensation	-	-	16,326	-	16,326
Net loss	-	-	-	(52,958)	(52,958)
Balance May 31, 2022	20,853,000	20,853	3,123,788	(3,352,642)	(208,001)
Common shares issued for settlement of note payable, related party	450,000	450	224,550	-	225,000
Stock-based compensation	-	-	12,639	-	12,639
Net loss	-	-	-	(32,578)	(32,578)
Balance August 31, 2022	21,303,000	$21,303	$3,360,977	$(3,385,220)	$(2,940)

Balance February 28, 2021	19,590,000	$19,590	$1,591,283	$(1,647,485)	$(36,612)
Common shares issued for cash, net	70,000	70	30,350	-	30,420
Common shares issued for settlement of accounts payable	77,000	77	38,423	-	38,500
Stock-based compensation	-	-	252,852	-	252,852
Net loss	-	-	-	(340,414)	(340,414)
Balance May 31, 2021	19,737,000	19,737	1,912,908	(1,987,899)	(55,254)
Common shares issued for cash, net	116,000	116	55,630	-	55,746
Common shares and warrants issued for license	1,000,000	1,000	856,990	-	857,990
Stock-based compensation	-	-	69,989	-	69,989
Net loss	-	-	-	(175,620)	(175,620)
Balance August 31, 2021	20,853,000	$20,853	$2,895,517	$(2,163,519)	$752,851

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Cash Flows

For the six months ended August 31, 2022 and 2021

(Unaudited)

	August 31, 2022	August 31, 2021

Cash Flows from Operating Activities:
Net loss	$(85,536)	$(516,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	28,965	322,841
Amortization of right of use asset - operating lease	-	2,228
Gain on settlement of liabilities	(14,906)	-
Changes in operating assets and liabilities:
Interest receivable	-	(5,556)
Other asset	-	(2,050)
Accounts payable	50,711	81,120
Accrued expenses	(8,513)	(1,231)
Right of use operating lease liability	-	(1,331)
Net cash used in operating activities	(29,279)	(120,013)

Cash Flows from Investing Activities:
Issuance of note receivable	-	(200,000)
Payment received from note receivable	16,343	-
Net cash provided by (used in) investing activities	16,343	(200,000)

Cash Flows from Financing Activities:
Proceeds from notes payable	-	250,000
Payments on notes payable	(175,000)	-
Proceeds from notes payable, related party	225,000	50,000
Payments on notes payable, related party	(50,000)	-
Proceeds from equity issuance, net	-	86,166
Net cash provided by financing activities	-	386,166

Net change in cash and cash equivalents	(12,936)	66,153

Cash and cash equivalents, at beginning of period	26,013	35,055

Cash and cash equivalents, at end of period	$13,077	$101,208

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,135	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for settlement of accounts payable	$-	$38,500
Common shares and warrants issued for license	$-	$857,990
Common shares issued for settlement of note payable, related party	$225,000	$-
Expenses paid with senior secured convertible credit line	$51,174	$-
Capitalization of ROU asset and liability - operating	$-	$14,823

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended August 31, 2022, are not necessarily indicative of the final results that may be expected for the year ending February 28, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended February 28, 2022, included in our Form 10-K filed with the SEC on July 8, 2022, as amended on July 15, 2022. (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of August 31, 2022, no impairment was recorded.

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

The Company recognizes revenue from contracts with its customers under ASC Topic 606. As sales are expected to be primarily from sales of advisory services, the Company does not expect significant post-delivery obligations. Revenue from sales of advisory services is recorded over the period earned and are recognized under ASC Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

•	Executed contracts with the Company’s customers that it believes are legally enforceable;

•	Identification of the performance obligation within the respective contract, which is the delivery of service;
•	Determination of the transaction price for each performance obligation in the respective contract;
•	Allocation of the transaction price to each performance obligation; and
•	Recognition of revenue only when the Company satisfies each performance obligation.

We charged clients a fee for our management consulting services based on time (e.g. hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of August 31, 2022, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of August 31, 2022, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, that we will ever generate enough management consulting revenue to sustain our operations.

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

Basic and Diluted Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. For the six months ended August 31, 2022, there were 1,580,000 stock options and 1,400,000 warrants which were considered for their dilutive effects but concluded to be anti-dilutive. For the six months ended August 31, 2021, there were 2,760,000 stock options and 1,400,000 warrants which were considered for their dilutive effects but concluded to be anti-dilutive.

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

Pursuant to the Option, HBRP shall arrange for an unsecured loan of up to $750,000 to PointClear (the “Improvement Loan”) pursuant to the Improvement Loan Agreement (the “Improvement Loan Agreement”), as consideration for obtaining rights under the Option. The loan agreement matures on the earlier of August 1, 2022, or the closing of the purchase of the Asset Purchase Agreement. PointClear is required to use the proceeds under the Improvement Loan to improve the Business and offset operating costs. If HBRP elects to exercise the Option it shall be obligated to pay to PointClear the consideration set forth in the Asset Purchase Agreement and comply with such other terms and conditions that are set forth in the Asset Purchase Agreement. The repayment of any monies lent under the Improvement Loan Agreement to PointClear will be determined based on whether or not HBRP elects to exercise the Option and enter into the Asset Purchase Agreement with Pointclear. The Option Agreement contains customary representations, warranties and covenants of PointClear and HBRP.

On September 29, 2021, the Company, through HBRP and PointClear entered into a Separation and Settlement Agreement (“Separation and Settlement Agreement”), effective October 1, 2021, and terminated their mutual obligations under the Option Agreement and Improvement Loan Agreement. Pursuant to the Separation and Settlement Agreement, with respect to the: (i) Option Agreement, the Option Agreement is cancelled and none of the parties have any current or future rights or obligations under the Option Agreement; (ii) Improvement Loan Agreement, the principal owed by PointClear under the Improvement Loan Agreement is reduced to $150,000. Within 30 days of October 1, 2021, PointClear shall pay to HBRP, or its designee, $25,000 which shall reduce the principal owed under the Improvement Loan Agreement to $125,000. PointClear shall pay to HBRP, or its designee, $25,000 upon receipt from CHC of the amount owed following “Final Acceptance” testing. Any balance remaining under the Improvement Loan Agreement is hereby converted to a 60-month term loan pursuant to Section 2.05 of the Improvement Loan Agreement, and its repayment shall remain subject to the Improvement Loan Agreement; and (iii) Consulting and Company Stock Option Agreements, the Consulting Agreements by and between HBRP and Shawn Ewing, Thomas White, David Karabinos and Daren McCormick are hereby cancelled by mutual consent and no money or consideration is owed or payable to any party thereunder according to the terms of such Consulting Agreements. The Company stock option agreements by and between the Company and Shawn Ewing, Thomas White and Daren McCormick are hereby cancelled by mutual consent and any option shares, vested or unvested are hereby terminated. As of August 31, 2022, the note receivable balance due from Pointclear was $123,210.

NOTE 4. NOTES PAYABLE AND SENIOR SECURED CREDIT LINE

Notes Payable

On August 6, 2021, the Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. During the six months ended August 31, 2022, the Company repaid the $25,000 note payable and settled accrued interest of $2,688. As of August 31, 2022, the note payable balance was $0, with accrued interest of $0.

On September 21, 2021, the Company issued a promissory note in the aggregate principal amount of $150,000 (the “$150,000 Promissory Note”). The principal amount of $150,000 plus all interest under the $150,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $150,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $150,000 Promissory Note is an unsecured debt obligation of the Company. During the six months ended August 31, 2022, the Company repaid the $150,000 note payable and settled accrued interest of $11,688. As of August 31, 2022, the note payable balance was $0, with accrued interest of $0.

 Notes Payable – Related Party

On June 10, 2021, the Company issued to Kenneth Hawkins, a member of the Company’s board of directors, a promissory note in the aggregate principal amount of $50,000 (the “$50,000 Promissory Note”). The principal amount of $50,000 plus all interest under the $50,000 Promissory Note will be due and payable two hundred seventy (270) days from June 10, 2021. Interest on the $50,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on June 10, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The $50,000 Promissory Note is an unsecured debt obligation of the Company. During the six months ended August 31, 2022, the Company repaid the $50,000 note payable. As of August 31, 2022, the note payable balance was $0, with accrued interest of $5,622.

On May 11, 2022, the Company issued to RSET Investments QOZB, LLC, a related party, a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”). Stephen Epstein, the Company’s Chief Executive Officer, holds a Power of Attorney on behalf of Robert Epstein, who owns and controls RSET Investments QOZB, LLC. The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company agreed to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock. On July 13, 2022, the Company’s board approved the issuance of the 450,000 shares of common stock. Subsequent to August 31, 2022, the Company issued 450,000 shares to RSET Investments QOZB, LLC.

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company's CEO. In the event of an event of default on the note, at the option of the holder, the note can be converted into shares of the Company’s common stock at the conversion price of $0.01 per share. As of the August 31, 2022, the Company has drawn $51,174 on the convertible note.

NOTE 5. EQUITY

Share Surrender Agreement

On October 5, 2021, the Company entered into a share surrender agreement, in consideration of $10.00 and other good and valuable consideration, a stockholder surrendered 32,000 shares of Company common stock to the Company. As of the date of this filing, the shares have not been surrendered.

Incentive Stock Options

During the six months ended August 31, 2022, the Company recognized $28,965 of stock-based compensation related to outstanding stock options. At August 31, 2022, the Company had $162,043 of unrecognized costs related to options.

The following table summarizes the stock option activity for the six months ended August 31, 2022:

		Weighted Average
	Number of Options	Exercise Price Per Share
Outstanding at February 28, 2022	1,580,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited and expired	-	-
Outstanding at August 31, 2022	1,580,000	$0.57

As of August 31, 2022, there were 1,131,482 stock options exercisable. The outstanding stock options have a weighted average remaining term of 5.79 years and have no intrinsic value.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended August 31, 2022:

		Weighted Average
	Number of Warrants	Exercise Price Per Share
Outstanding at February 28, 2022	1,400,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited and expired	-
Outstanding at August 31, 2022	1,400,000	$0.50

As of August 31, 2022, the outstanding stock warrants have a weighted average remaining term of 1.83 years and have no intrinsic value.

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

In this filing, unless context requires otherwise, references to” we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiaries HBR Pointclear, LLC, HBR Business Development, LLC and UPlus Health, LLC

Principal Services

We generate revenue by providing consulting services. These services include:

•	management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations,

•	financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare; and

•	technology consulting and engineering services.

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

As of the date of this report on Form 10-Q, we have no customers enrolled in our financial incentive program services; but we have multiple consulting opportunities in various stages of active review by potential customers. We cannot assure you that any of these potential customers will engage our Company for services. Further, we cannot assure you that we will ever generate enough financial incentive program revenue to sustain our Company’s operations.

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

As of August 31, 2022, we generated no revenue from technology consulting and engineering services and we are unable to determine how long, if ever, it would take to continue to attract paying clients. We cannot assure you that we will ever generate enough revenue to sustain our operations.

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

3.

Pursue strategic acquisitions. We intend to evaluate select acquisitions of complementary businesses as another means to broaden the scope of our capabilities and our client base. For example, we are interested in acquiring companies that provide consulting, training, education, marketing, audits, cost recovery, group purchasing, compliance, certification, security, information technology and other non-clinical healthcare business services. We believe strategic acquisitions can enable us to scale our revenue with less business risk. While we do not have any agreements to acquire any business at this time, any future acquisition may result in unforeseen operating difficulties and expenditures particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business.

Results of Operations for the three months ended August 31, 2022 compared to three months August 31, 2021

Revenues: We generated $0 of revenues for the three months ended August 31, 2022 compared to $9,245 for the three months ended August 31, 2021. Our revenues came from management consulting services performed for customers.

Operating Expenses: Operating expenses decreased to $29,168 for the three months ended August 31, 2022 compared to $179,397 for the three months ended August 31, 2021. The change in operating expenses were mainly attributed to the decreases in stock based compensation of $57,350 and $83,704 in professional fees.

Other Expense: Other expense was $3,410 for the three months ended August 31, 2022 compared to other expense of $5,468 for 2021.

Results of Operations for the six months ended August 31, 2022 compared to six months August 31, 2021

Revenues: We generated $1,884 of revenues for the six months ended August 31, 2022 compared to $15,653 for the six months ended August 31, 2021. Our revenues came from management consulting services performed for customers.

Operating Expenses: Operating expenses decreased to $94,580 for the six months ended August 31, 2022 compared to $525,774 for the six months ended August 31, 2021. The change in operating expenses were mainly attributed to the decreases in stock based compensation of $293,876 and $132,228 in professional fees.

Other Income (Expense): Other income was $7,160 for the six months ended August 31, 2022 compared to other expense of $5,913 for 2021. The change was attributable to $14,906 was related to the settlement of accrued interest on the Pointclear notes receivable and notes payables and interest expense of $7,746.

Liquidity and Capital Resources

On August 31, 2022, we had cash of $13,077 and we had working capital deficit of $2,940.

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company’s CEO. As of the August 31, 2022, the Company has drawn $51,174 on the convertible note.

In the future, we may raise additional capital through the issuance of additional shares of common stock or preferred stock, or through the issuance of additional debt financing. If we issue additional shares of common stock in the future, our then-existing stockholders may face substantial dilution.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $29,279 and $120,013 for the six months ended August 31, 2022 and 2021, respectively, and mainly included stock based compensation, gain on settlement of liabilities, professional fees to our consultants, attorneys, and accountants.

Cash used in investing activities

Net cash provided by investing activities was $16,343 for the six months ended August 31, 2022, which was related to payments on note receivable balance. Net cash used in investing activities was $200,000 for the six months ended August 31, 2021, which was related to the issuance of a note receivable to Pointclear Solution, Inc.

Cash provided by financing activities

Net cash provided by financing activities was $0 for the six months ended August 31, 2022, which was related to proceeds from notes payable, related party and payments on notes payable and notes payable, related party. Net cash provided by financing activities was $386,166 for the six months ended August 31, 2021, which was related to the sale of common stock along with proceeds from notes payable.

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

Off-Balance Sheet Arrangements

As of August 31, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended August 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our principal executive officer/principal financial officer concluded that as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of August 31, 2022 include the following:

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

Changes in Internal Control Over Financial Reporting. Other than noted above, there were no changes in our internal control over financial reporting during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 11, 2022, the Company issued to RSET Investments QOZB, LLC a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”). Stephen Epstein, the Company’s Chief Executive Officer, holds a Power of Attorney on behalf of Robert Epstein, who owns and controls RSET Investments QOZB, LLC. The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company agreed to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock. On July 13, 2022, the Company’s board approved the issuance of the 450,000 shares of common stock. Subsequent to August 31, 2022, the Company issued 450,000 shares to RSET Investments QOZB, LLC.

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

Filed Herewith
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q
104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 13, 2022.

Healthcare Business Resources Inc. Registrant

By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer

