Form 10-Q
period 2022-11-30
Healthcare Business Resources, Inc.
filed 2023-01-12
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2022

or

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

___________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,303,000 shares of common stock as of January 11, 2023.

Healthcare Business Resources Inc.

HEALTHCARE BUSINESS RESOURCES
Consolidated Balance Sheets
(Unaudited)

	November 30, 2022	February 28, 2022

Assets
Current Assets:
Cash and cash equivalents	$12,232	$26,013
Note receivable	115,039	139,553
Total current assets	127,271	165,566

Total Assets	$127,271	$165,566

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$74,801	$76,754
Accrued expenses	6,113	35,181
Advance, related party	7,000	-
Notes payable	-	175,000
Note payable, related party	-	50,000
Senior secured convertible credit line	62,868	-
Total current liabilities	150,782	336,935

Total Liabilities	150,782	336,935

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 21,303,000 and 20,853,000 shares issued and outstanding, respectively	21,303	20,853
Additional paid-in capital	3,373,616	3,107,462
Accumulated deficit	(3,418,430)	(3,299,684)
Total Stockholders' Deficit	(23,511)	(171,369)

Total Liabilities and Stockholders' Deficit	$127,271	$165,566

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Operations
For the three and nine months ended November 30, 2022 and 2021
(Unaudited)

	For the three months ended		For the nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021

Revenue:
Revenue	$-	$13,289	$1,884	$28,942
Total revenue	-	13,289	1,884	28,942

Operating expenses:
General and administrative	17,834	115,574	44,414	469,373
Professional fees	15,203	102,283	83,203	274,258

Total operating expenses	33,037	217,857	127,617	743,631

Loss from operations	(33,037)	(204,568)	(125,733)	(714,689)

Other income (expense):
Gain on settlement of liabilities	122	-	15,028	-
Interest income	-	2,992	-	8,548
Interest expense	(295)	(8,547)	(8,041)	(20,016)

Total other income (expense)	(173)	(5,555)	6,987	(11,468)

Net loss	$(33,210)	$(210,123)	$(118,746)	$(726,157)

Loss per share - basic	$(0.00)	$(0.01)	$(0.01)	$(0.04)
Loss per share - diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average shares outstanding - basic	21,033,000	20,853,000	21,002,453	20,133,047
Weighted average shares outstanding - diluted	21,033,000	20,853,000	21,002,453	20,133,047

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Stockholders' Deficit
For the nine months ended November 30, 2022 and 2021
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2022	20,853,000	$20,853	$3,107,462	$(3,299,684)	$(171,369)

Stock-based compensation	-	-	16,326	-	16,326

Net loss	-	-	-	(52,958)	(52,958)

Balance May 31, 2022	20,853,000	20,853	3,123,788	(3,352,642)	(208,001)

Common shares issued for settlement of note payable, related party	450,000	450	224,550	-	225,000

Stock-based compensation	-	-	12,639	-	12,639

Net loss	-	-	-	(32,578)	(32,578)

Balance August 31, 2022	21,303,000	21,303	3,360,977	(3,385,220)	(2,940)

Stock-based compensation	-	-	12,639	-	12,639

Net loss	-	-	-	(33,210)	(33,210)

Balance November 30, 2022	21,303,000	$21,303	$3,373,616	$(3,418,430)	$(23,511)

Balance February 28, 2021	19,590,000	$19,590	$1,591,283	$(1,647,485)	$(36,612)

Common shares issued for cash, net	70,000	70	30,350	-	30,420

Common shares issued for settlement of accounts payable	77,000	77	38,423	-	38,500

Stock-based compensation	-	-	252,852	-	252,852

Net loss	-	-	-	(340,414)	(340,414)

Balance May 31, 2021	19,737,000	19,737	1,912,908	(1,987,899)	(55,254)

Common shares issued for cash, net	116,000	116	55,630	-	55,746

Common shares and warrants issued for license	1,000,000	1,000	856,990	-	857,990

Stock-based compensation	-	-	69,989	-	69,989

Net loss	-	-	-	(175,620)	(175,620)

Balance August 31, 2021	20,853,000	20,853	2,895,517	(2,163,519)	752,851

Stock-based compensation	-	-	43,212	-	43,212

Net loss	-	-	-	(210,123)	(210,123)

Balance November 30, 2021	20,853,000	$20,853	$2,938,729	$(2,373,642)	$585,940

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Cash Flows
For the nine months ended November 30, 2022 and 2021
(Unaudited)

	November 30, 2022	November 30, 2021

Cash Flows from Operating Activities:
Net loss	$(118,746)	$(726,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	41,604	366,053
Amortization of right of use asset - operating lease	-	4,856
Note receivable impairment	-	50,000
Gain on settlement of liabilities	(15,028)	-
Changes in operating assets and liabilities:
Interest receivable	-	(8,548)
Other asset	-	(2,050)
Accounts payable	60,915	87,237
Accrued expenses	(14,040)	(3,454)
Right of use operating lease liability	-	(4,151)
Net cash used in operating activities	(45,295)	(236,214)

Cash Flows from Investing Activities:
Issuance of note receivable	-	(200,000)
Payment received from note receivable	24,514	5,000
Net cash provided by (used in) investing activities	24,514	(195,000)

Cash Flows from Financing Activities:
Proceeds from notes payable	-	400,000
Payments on notes payable	(175,000)	(125,000)
Proceeds from notes payable, related party	225,000	50,000
Payments on notes payable, related party	(50,000)	-
Proceeds from advances, related party	7,000	-
Proceeds from equity issuance, net	-	86,166
Net cash provided by financing activities	7,000	411,166

Net change in cash and cash equivalents	(13,781)	(20,048)

Cash and cash equivalents, at beginning of period	26,013	35,055

Cash and cash equivalents, at end of period	$12,232	$15,007

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,135	$3,666
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for settlement of accounts payable	$-	$38,500
Common shares and warrants issued for license	$-	$857,990
Common shares issued for settlement of note payable, related party	$225,000	$-
Expenses paid with senior secured convertible credit line	$62,868	$-
Capitalization of ROU asset and liability - operating	$-	$14,823

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

On June 18, 2021, we and HBR Sub, Inc., a Delaware corporation and our wholly owned subsidiary entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with UserTech U.S. LLC, a Delaware limited liability company (“UPlus”) and UPlus Health, LLC, a Delaware limited liability company and a wholly-owned subsidiary of UPlus (“UPlus Health”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, HBR Sub, Inc. was merged with and into UPlus Health, with UPlus Health surviving the merger on the terms and subject to the conditions set forth in the Merger Agreement and certain ancillary agreements. UPlus Health is now our Company’s wholly owned subsidiary. UPlus helps companies across multiple industries with continuous innovation and market development through the implementation of its proprietary technology called the U+Method, which is a is a step-by-step product development methodology that focuses on front–loading the risky parts of product development before starting large buildouts (the “U+Method Technology”). UPlus has licensed to UPlus Health the U+Method Technology and related intellectual property for use in the health care and medical services industry (the “Medical Industry”), pursuant to the license attached to the Merger Agreement as Exhibit A (the “License Agreement”). UPlus and the Company believe that their individual capabilities and expertise could be combined to provide a unique integrated solution to clients in the Medical Industry; and UPlus’ post transaction participation in providing the anticipated integrated solution is set forth in the services agreement (the “Services Agreement”), a copy of which is set forth as Exhibit B to the Merger Agreement. The Company’s post transaction financial metrics plan for UPlus Health and the anticipated integrated solution is set forth in UPlus Health’s financial metrics plan (“Financial Metrics Plan”), a copy of which is set forth as Exhibit C to the Agreement. UPlus Health will be managed by the Company’s current management team.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended November 30, 2022, are not necessarily indicative of the final results that may be expected for the year ending February 28, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended February 28, 2022, included in our Form 10-K filed with the SEC on July 8, 2022, as amended on July 15, 2022. (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10- K, have been omitted.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of November 30, 2022, no impairment was recorded.

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

The Company recognizes revenue from contracts with its customers under ASC Topic 606. As sales are expected to be primarily from sales of advisory services, the Company does not expect significant post-delivery obligations. Revenue from sales of advisory services is recorded over the period earned and are recognized under ASC Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

•	Executed contracts with the Company’s customers that it believes are legally enforceable;
•	Identification of the performance obligation within the respective contract, which is the delivery of service;
•	Determination of the transaction price for each performance obligation in the respective contract;
•	Allocation of the transaction price to each performance obligation; and
•	Recognition of revenue only when the Company satisfies each performance obligation.

We charged clients a fee for our management consulting services based on time (e.g. hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of November 30, 2022, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of November 30, 2022, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, that we will ever generate enough management consulting revenue to sustain our operations.

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

Basic and Diluted Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. For the nine months ended November 30, 2022, there were 1,580,000 stock options and 1,400,000 warrants which were considered for their dilutive effects but concluded to be anti-dilutive. For the nine months ended November 30, 2021, there were 1,580,000 stock options and 1,400,000 warrants which were considered for their dilutive effects but concluded to be anti-dilutive.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. NOTE RECEIVABLE

On March 12, 2021, the Company, through its wholly owned subsidiary HBR Pointclear, LLC, a Delaware limited liability company (“HBRP”); and PointClear Solutions, Inc., an Alabama corporation (“PointClear”) entered into an Option Agreement to Purchase Business Assets (the “Option Agreement”). The term of the Option (the “Option Term”) commenced on March 12, 2021, and automatically expires on August 1, 2022 (the “Option Termination Date”), unless duly extended, exercised, or sooner terminated as provided in the Option Agreement.

PointClear is a health care focused information technology solutions company that provides its clients technology driven solutions based upon its three core competencies; (i) Strategic planning, (ii) Digitization and Design, and (iii) Production and Implementation (the “Business”). Pursuant to the Option Agreement, PointClear granted to HBRP an exclusive non- cancelable option (the “Option”) to require PointClear to enter into an Asset Purchase Agreement (the “Asset Purchase Agreement”) under which, HBRP may (i) purchase all of PointClear’s tangible and intangible assets used in, or useful to the Business (the “Business Assets”), and (ii) the assume certain defined liabilities and contracts related to the Business. The Option provides HBRP the right, but not the obligation, to (i) enter into the Asset Purchase Agreement at any time until August 1, 2022 (the “Option Term”), and (ii), require PointClear to sell the Business Assets and perform under the Asset Purchase Agreement.

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

On September 29, 2021, the Company, through HBRP and PointClear entered into a Separation and Settlement Agreement (“Separation and Settlement Agreement”), effective October 1, 2021, and terminated their mutual obligations under the Option Agreement and Improvement Loan Agreement. Pursuant to the Separation and Settlement Agreement, with respect to the: (i) Option Agreement, the Option Agreement is cancelled and none of the parties have any current or future rights or obligations under the Option Agreement; (ii) Improvement Loan Agreement, the principal owed by PointClear under the Improvement Loan Agreement is reduced to $150,000. Within 30 days of October 1, 2021, PointClear shall pay to HBRP, or its designee, $25,000 which shall reduce the principal owed under the Improvement Loan Agreement to $125,000. PointClear shall pay to HBRP, or its designee, $25,000 upon receipt from CHC of the amount owed following “Final Acceptance” testing. Any balance remaining under the Improvement Loan Agreement is hereby converted to a 60-month term loan pursuant to Section 2.05 of the Improvement Loan Agreement, and its repayment shall remain subject to the Improvement Loan Agreement ; and (iii) Consulting and Company Stock Option Agreements, the Consulting Agreements by and between HBRP and Shawn Ewing, Thomas White, David Karabinos and Daren McCormick are hereby cancelled by mutual consent and no money or consideration is owed or payable to any party thereunder according to the terms of such Consulting Agreements. The Company stock option agreements by and between the Company and Shawn Ewing, Thomas White and Daren McCormick are hereby cancelled by mutual consent and any option shares, vested or unvested are hereby terminated. As of November 30, 2022, the note receivable balance due from Pointclear was $115,039.

NOTE 4. NOTES PAYABLE AND SENIOR SECURED CREDIT LINE

Notes Payable

On August 6, 2021, the Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. During the nine months ended November 30, 2022, the Company repaid the $25,000 note payable and settled accrued interest of $2,688. As of November 30, 2022, the note payable balance was $0, with accrued interest of $0.

On September 21, 2021, the Company issued a promissory note in the aggregate principal amount of $150,000 (the “$150,000 Promissory Note”). The principal amount of $150,000 plus all interest under the $150,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $150,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $150,000 Promissory Note is an unsecured debt obligation of the Company. During the nine months ended November 30, 2022, the Company repaid the $150,000 note payable and settled accrued interest of $11,688. As of November 30, 2022, the note payable balance was $0, with accrued interest of $0.

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company's CEO. In the event of an event of default on the note, at the option of the holder, the note can be converted into shares of the Company’s common stock at the conversion price of $0.01 per share. As of the November 30, 2022, the Company has drawn $62,868 on the convertible note.

NOTE 5. EQUITY

Share Surrender Agreement

On October 5, 2021, the Company entered into a share surrender agreement, in consideration of $10.00 and other good and valuable consideration, a stockholder surrendered 32,000 shares of Company common stock to the Company. As of the date of this filing, the shares have not been surrendered.

Incentive Stock Options

During the nine months ended November 30, 2022, the Company recognized $ 41,604 of stock-based compensation related to outstanding stock options. At November 30, 2022, the Company had $149,404 of unrecognized costs related to options.

The following table summarizes the stock option activity for the nine months ended November 30, 2022:
	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at February 28, 2022	1,580,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited and expired	-	-
Outstanding at November 30, 2022	1,580,000	$0.57

As of November 30, 2022, there were 1,165,478 stock options exercisable. The outstanding stock options have a weighted average remaining term of 5.54 years and have no intrinsic value.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended November 30, 2022:
	Number of	Weighted Average Exercise Price
	Warrants	Per Share
Outstanding at February 28, 2022	1,400,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited and expired	-
Outstanding at November 30, 2022	1,400,000	$0.50

As of November 30, 2022, the outstanding stock warrants have a weighted average remaining term of 1.58 years and have no intrinsic value.

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

NOTE 7. RELATED PARTY TRANSACTIONS

Advance – Related Party

During the nine months ended November 30, 2022 the Company received $7,000 in advances from Stephen Epstein, an Officer of the Company. The advance is unsecured, non-interest bearing and payable on demand. As of November 30, 2022, the advances, related party totaled $7,000.

Notes Payable – Related Party

On June 10, 2021, the Company issued to Kenneth Hawkins, a member of the Company’s board of directors, a promissory note in the aggregate principal amount of $50,000 (the “$50,000 Promissory Note”). The principal amount of $50,000 plus all interest under the $50,000 Promissory Note will be due and payable two hundred seventy (270) days from June 10, 2021. Interest on the $50,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on June 10, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The $50,000 Promissory Note is an unsecured debt obligation of the Company. During the nine months ended November 30, 2022, the Company repaid the $ 50,000 note payable and $5,500 of accrued interest. As of November 30, 2022, the note payable balance was $0, with accrued interest of $0.

On May 11, 2022, the Company issued to RSET Investments QOZB, LLC, a related party, a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”). Stephen Epstein, the Company’s Chief Executive Officer, holds a Power of Attorney on behalf of Robert Epstein, who owns and controls RSET Investments QOZB, LLC. The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company agreed to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock. On July 13, 2022, the Company’s board approved the issuance of the 450,000 shares of common stock. Subsequent to November 30, 2022, the Company issued 450,000 shares to RSET Investments QOZB, LLC.

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

Examples of forward-looking statements include:

•	the timing of the development of future products;

•	projections of costs, revenue, earnings, capital structure and other financial items;

•	statements of our plans and objectives;

•	statements regarding the capabilities of our business operations;

•	statements of expected future economic performance;

•	statements regarding competition in our market; and

•	assumptions underlying statements regarding us or our business.

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

Overview

We operate primarily in the healthcare industry and provide services that include management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations; and financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare.

In this filing, unless context requires otherwise, references to” we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiaries HBR Pointclear, LLC, HBR Business Development, LLC and UPlus Health, LLC

Principal Services

We generate revenue by providing consulting services. These services include:

•	management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations;

•	financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare; and

•	technology consulting and engineering services.

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

As of the date of this report on Form 10-Q, we have no customers enrolled in our financial incentive program services; but we have multiple consulting opportunities in various stages of review by potential customers. We cannot assure you that any of these potential customers will engage our Company for services. Further, we cannot assure you that we will ever generate enough financial incentive program revenue to sustain our Company’s operations.

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

As of November 30, 2022, we generated no revenue from technology consulting and engineering services and we are unable to determine how long, if ever, it would take to continue to attract paying clients. We cannot assure you that we will ever generate enough revenue to sustain our operations.

Strategy

The key elements of our business model is as follows:

1.

Attract highly qualified advisors and consultants. We believe performance-based compensation, including stock option plan participation, attracts top talent. Presently, we primarily engage independent advisors and consultants to minimize our fixed operating expenses. To date, we have entered into advisory board agreements with advisors who have healthcare industry experience in market expansion strategies, financial analysis, acquisition integration, management consulting and training, healthcare law, corporate law, capital markets, mergers and acquisitions.

2.

Grow our network of potential clients. Grow our network of healthcare and other organizations that could benefit from our services. To be successful, we must establish and strengthen the awareness of our brand. We believe that maintaining and enhancing our brand recognition is an important aspect of our business plan by promoting awareness of our services through public relations efforts, social media outreach, Internet marketing and business development partnerships. Attracting healthcare and other organizations who are primarily interested in growing their business through sales, marketing and business development is a key aspect of our business model.

3.

Pursue strategic acquisitions. Evaluating select acquisitions of complementary businesses as another means to broaden the scope of our capabilities and our client base is also important to our business model. For example, acquiring companies that provide consulting, training, education, marketing, audits, cost recovery, group purchasing, compliance, certification, security, information technology and other nonclinical healthcare business services would support our business model. Strategic acquisitions could scale our revenue with less business risk. We do not have any agreements to acquire any business at this time, and any future acquisition may result in unforeseen operating difficulties and expenditures particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership.

Results of Operations for the three months ended November 30, 2022 compared to three months November 30, 2021

Revenues: We generated $0 of revenues for the three months ended November 30, 2022 compared to $13,289 for the three months ended November 30, 2021. Our revenues came from management consulting services performed for customers.

Operating Expenses: Operating expenses decreased to $33,037 for the three months ended November 30, 2022 compared to $217,857 for the three months ended November 30, 2021. The change in operating expenses were mainly attributed to the decreases in impairment expense of $50,000, stock based compensation of $30,572, $83,896 in professional fees and $20,352 in other general and administrative expenses.

Other Expense: Other expense was $173 for the three months ended November 30, 2022 compared to other expense of $5,555 for 2021. The change is primarily related to the decrease in interest expense due to the payoff of notes payable.

Results of Operations for the nine months ended November 30, 2022 compared to nine months November 30, 2021

Revenues: We generated $1,884 of revenues for the nine months ended November 30, 2022 compared to $28,942 for the nine months ended November 30, 2021. Our revenues came from management consulting services performed for customers.

Operating Expenses: Operating expenses decreased to $127,617 for the nine months ended November 30, 2022 compared to $743,631 for the nine months ended November 30, 2021. The change in operating expenses were mainly attributed to the decreases in stock based compensation of $324,449, $170,098 in professional fees, $50,000 in impairment expense and $71,467 in other general and administrative expenses.

Other Income (Expense): Other income was $6,987 for the nine months ended November 30, 2022 compared to other expense of $11,468 for 2021. The change was attributable to $15,028 was related to the settlement of accrued interest on the Pointclear notes receivable and notes payables and interest expense of $8,041.

Liquidity and Capital Resources

On November 30, 2022, we had cash of $12,232 and we had working capital deficit of $23,511.

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company’s CEO. As of the November 30, 2022, the Company has drawn $62,869 on the convertible note.

In the future, we may raise additional capital through the issuance of additional shares of common stock or preferred stock, or through the issuance of additional debt financing. If we issue additional shares of common stock in the future, our then existing stockholders may face substantial dilution.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $45,295 and $236,214 for the nine months ended November 30, 2022 and 2021, respectively, and mainly included stock based compensation, gain on settlement of liabilities, professional fees to our consultants, attorneys, and accountants.

Cash used in investing activities

Net cash provided by investing activities was $24,514 for the nine months ended November 30, 2022, which was related to payments on note receivable balance. Net cash used in investing activities was $195,000 for the nine months ended November 30, 2021, which was related to the issuance of a note receivable to Pointclear Solution, Inc.

Cash provided by financing activities

Net cash provided by financing activities was $7,000 for the nine months ended November 30, 2022, which was related to proceeds from advances from related party, notes payable, related party and payments on notes payable and notes payable, related party. Net cash provided by financing activities was $411,166 for the nine months ended November 30, 2021, which was related to the sale of common stock along with proceeds from notes payable.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: long lived assets; intangible assets valuations; and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Off-Balance Sheet Arrangements

As of November 30, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended November 30, 2022.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of November 30, 2022 include the following:

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

In light of the material weakness described above, we performed additional analysis and other post closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 12, 2023.

Healthcare Business Resources Inc.
Registrant

By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer

