Form 10-K
period 2023-02-28
Healthcare Business Resources, Inc.
filed 2023-05-30
CIK 1796949

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $895,500 as of August 31, 2022.

The number of shares of the registrant’s common stock outstanding as of May 30, 2023 was 21,303,000.

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

Factors that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to:

•	inability to generate revenue or to manage growth, and ultimately our ability to continue as a going concern;

•	lack of available funding;

•	lack of a market for or market acceptance of our products;

•

the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services;

•	our management inability to devote sufficient time to the growth and management of our business;

•	competition from third parties;

•	general economic and business conditions;

•	strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;

•	intellectual property rights of third parties;

•	regulatory constraints and potential legal liability;

•	ability to maintain effective internal controls;

•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;

•	changes in technology and methods of marketing;

•	changes in product mix;

•	the novel coronavirus (“COVID-19”) and its potential impact on our business;

•	those events and factors described by us in Item 1.A “Risk Factors”;

•	other risks to which our Company is subject; and

•	other factors beyond the Company’s control.

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

As a result of our management’s inability to devote sufficient time to the growth and management of our business at this time, to date, we have only been generating limited revenues. We hope eventually to successfully execute our business plan.

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

Principal Services

Our business plan provides for us to generate revenue by providing consulting services. These services include:

•	management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations

•	financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare; and

•	technology consulting and engineering services.

Our management, board of advisors and board of directors have extensive experience in market expansion strategies, financial analysis, acquisition integration, management consulting and training, healthcare law, corporate law, capital markets, mergers and acquisitions. We believe the combined experience, knowledge, credibility and connections of our people are unique and potentially valuable to prospective clients. However, as a result of our management’s inability to devote sufficient time to the growth and management of our business at this time, to date, we have generated limited revenues. We hope eventually to successfully execute our business plan. See “Description of Business - Our Competitive Strengths.”

Management consulting services

Our management consulting services are designed to help clients increase revenue, improve overall efficiency of their operations, grow strategically and increase profitability. Our goal is to provide clients with advice and assistance tailored to address each client’s challenges and opportunities, with a focus on healthcare organizations that face operational and financial changes. We believe that distressed companies respond to challenges by restructuring their business and capital structure, while healthy companies strive to capitalize on opportunities by improving operations, reducing costs and maximizing revenue. Many organizations have limited resources dedicated to respond effectively to challenges and opportunities. As a result, we believe many organizations seek to supplement their internal resources with experienced independent consultants like us.

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

Financial incentive program services

Our financial incentive program services are designed to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare. Our plan is to assist with advising on and documenting business processes related to such credits and rebates and work with certified public accounting firms and business owners to compile reports and documentation required to apply for various financial incentive programs.

As part of our financial incentive program services, we will perform an initial review of a prospective client’s relevant financial, tax and business documentation at no cost to determine the potential economic benefits from various federal and state incentive programs.

We will charge clients a fee primarily based on the economic benefit we facilitate from any incentive programs, when permitted by any applicable rules and guidelines. Where contingency fees are not permissible, fixed fee contracts may be used. As part of our incentive program services, we may be at risk for certain third-party accounting, legal and consulting fees until such time as we are reimbursed by our client, if ever.

As of the date of this report on Form 10-K, we have no customers enrolled in our financial incentive program services. Further, we cannot assure you that we will ever generate enough financial incentive program revenue to sustain our Company’s operations.

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

As part of our technology consulting and engineering services, we will perform an initial review of a prospective clients' challenges and relevant technologies to determine areas for potential improvement and growth opportunities. We will charge clients a fee for our technology consulting and engineering services based on the project.

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

7

2.

Grow our network of potential clients

. We hope to continue to grow our network of healthcare and other organizations that could benefit from our services. To be successful, we must establish and strengthen the awareness of our brand.  We believe that maintaining and enhancing our brand recognition is an important aspect of our efforts to generate revenue. We will promote awareness of our services through public relations efforts, social media outreach, Internet marketing and business development partnerships.  Our goal is to attract healthcare and other organizations who are primarily interested in growing their business through sales, marketing and business development.

3.

Pursue strategic acquisitions

. We will evaluate select acquisitions of complementary businesses as another means to broaden the scope of our capabilities and our client base. For example, we are interested in acquiring companies that provide consulting, training, education, marketing, audits, cost recovery, group purchasing, compliance, certification, security, information technology and other non-clinical healthcare business services. We believe strategic acquisitions can enable us to scale our revenue with less business risk. Any future acquisition may result in unforeseen operating difficulties and expenditures particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business.

Sales and Marketing

We presently identify prospective management consulting and financial incentive program opportunities through personal and professional relationships of our CEO Stephen Epstein. We may pay for online advertisements and may enter into third-party marketing agreements to expand our reach.

We may also position ourselves as an opinion leader in the field through the creation of media and content; podcasts, articles, essays and other such materials to build good PR for the business and attract interest for our various consulting and advisory services. This includes possibly exhibiting and speaking at conferences and advertising in trade journals, associations, etc. We may generate referral and word-of-mouth programs to drive interest for services.

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

Employees

We have one part-time employee and one part-time subcontracted accountant in the United States. From time to time, we expect to employ additional independent contractors as well as legal, accounting and other specialized professionals to support our sales, marketing, business development and administrative needs.

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

RISKS RELATED TO OUR BUSINESS

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 1 of our accompanying audited financial statements, our auditors have issued a going concern opinion on our February 28, 2023 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our history of negative cash flows from operations and reporting of a net loss, and the expectation that we will continue to report negative cash flows from operations and a net loss. Management believes that the cash on hand is sufficient to fund its planned operations into but not beyond the near term. Presently, management has no formal plan in place to address this concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we will be unable to continue to move forward and execute on our business plan.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date. Therefore, we have a limited history upon which to evaluate the merits of investing in our Company. You should be aware of the difficulties normally encountered by newer companies and the high rate of failure of such enterprises.  The likelihood of success must be considered considering the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we may undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate enough cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future.  We recognize that if our business is not succeeding, we will not be able to continue business operations.  There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

We have experienced operating losses in the past and we may not generate enough funds to sustain a level of profitability in the future.

Since our inception, we have incurred significant losses and experienced negative operating cash flow. We incurred a net loss of $166,596 and $1,652,199 as of February 28, 2023 and 2022, respectively, and we anticipate that we will continue to incur significant operating losses through the foreseeable future. As a result, we will require additional debt or equity financing to sustain our operations, generate revenue and achieve profitability, and we cannot assure you that we obtain any such financing.

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

Our strategy depends in large part on our ability to benefit from economies of scale. Accordingly, we must actively pursue additional consulting contracts that we intend to enter into in the future, which, as of late, we have not been successfully doing. We are also experiencing significant difficulties entering into these types of contracts. We do not know if future potential clients will agree to enter consulting agreements and we may not be able to attract enough additional contracts. For example, future potential clients may not view our consulting services as an attractive value proposition to them due to any number of factors, including differing expectations of an appropriate purchase price, which may be based on any number of factors. As a result, we may be forced to revise our business model.

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

We intend to increase revenue and cash flow over time through a business strategy which requires us, among other things, to enter into consulting agreements with healthcare organizations. We face competition from other consulting firms and may not be successful in securing favorable agreements. Expanding our client base will require sustained management focus, organization and coordination over significant periods of time. The results of our strategy and the success of our implementation of this strategy will not be known for some time in the future. If we are unable to implement our strategy successfully or properly react to changes in market conditions, our financial condition, results of operations and cash flows could be adversely affected.

As of February 28, 2023, we had an aggregate of $78,271 of principal plus $3,177 in accrued interest from outstanding senior secured convertible credit line.

We will be required to repay the aggregate principal amount of our outstanding senior secured convertible credit line, including accrued interest, in cash. Based on our current cash balance and projected net uses of cash in the future, it is highly unlikely that we would be able to repay the aggregate principal amounts at maturity in cash without securing additional capital or other financing. Such additional debt financing may not be available on favorable terms, or at all, and could increase our Company’s debt balance and result in significant expense to our Company. If our Company is unable to raise additional debt financing, we may be forced to raise additional equity financing.  Again, such equity financing may not be available on favorable terms, if at all. Management efforts to raise either additional debt or equity financing likely would require substantial time and effort and may further divert management from implementation of our business plans.  In the event the Company is unable to raise additional debt or equity financing, we may: (i) have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. With respect to priority, stockholders, will be behind all of the Company’s secured and unsecured creditors, including the holders of promissory notes; or (ii) file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt. The Chapter 11 reorganization plan will describe stockholders’ rights and what stockholders can expect to receive, if anything, from the Company. For additional information on our outstanding promissory notes, See “Note 4 – Notes Payable” in the notes to the financial statements appearing elsewhere in this report on Form 10-K.

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

Unpredictable events and associated business disruptions could continue to seriously harm our revenues and financial condition, delay our operations, increase our costs and expenses, and impact our ability to raise capital.

Our operations could be subject to unpredictable events, such as earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, hostilities and social unrest, medical epidemics or pandemics such as the COVID-19 outbreak, changes in government policies, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for any categories of risk that our business may encounter. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, delay our marketing efforts, and increase our costs and expenses.

The spread of the novel coronavirus, or COVID-19, underscores certain investment risks, such as the severe impact on most economic activity in the United States during 2021 and 2022. The ultimate impact of such unpredictable events on our Company is unknown, but our operations and financial condition could continue to suffer in the event of any of these types of events. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows.

We will need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our securities.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We will continue to require additional capital from equity or debt financing in the future to fund our operations. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our Company, and any new securities we issue could have rights, preferences and privileges senior to those of the securities we are offering herein. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

Stephen Epstein, our Chief Executive Officer, currently devotes up to 5 hours per week providing management services to us. Presently, he does not possess adequate time to attend to our interests, and is unable to devote sufficient time to the management of our business. The loss of any of our officers or directors could negatively impact our business development.

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

If we fail to retain our key personnel, we may not be able to achieve any level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our Stephen Epstein, our Chief Executive Officer who is critical to the management of our business and operations and the development of our strategic direction. Presently, Mr. Epstein does not possess adequate time to attend to our interests, and is unable to devote sufficient time to the management of our business. The permanent loss of the services of our Chief Executive Officer or any other key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Any growth of our business could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage growth, we may not be able to successfully implement our business plan.

If we experience a period of rapid growth in our operations, such growth may place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to manage growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees or contractors as needed. If our new team members perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new team members, or if we are not successful in retaining our existing employees or contractors, our business may be harmed. To manage any growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The addition of new team members and the capital investments that we anticipate will be necessary to manage our growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy or completeness of our financial reports and the market price of our common stock may decline.

We need to improve the design, implementation, and testing of the internal controls over financial reporting requirements. If we are unable to remedy material weaknesses or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected. We also could become subject to investigations by the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources.

We do not have written documentation of our internal control policies and procedures. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of February 28, 2023, the initiation of transactions and recording of transactions are performed solely by Stephen Epstein, our Chief Executive Officer.

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

Our officers and directors, in the aggregate, beneficially own or have the right to vote 71.8% of our outstanding common shares on a fully diluted basis.  As a result, these shareholders, acting together, have the ability to control substantially all matters submitted to our shareholders for approval including: election of our board of directors; removal of any of our directors, amendment of our certificate of incorporation or by-laws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. As a result of their ownership and positions, our officers and directors collectively can influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. The interests of our officers may differ from the interests of the other shareholders, and they may influence decisions with which the other shareholders may not agree. Such decisions may be detrimental to our business operations and they may cause the business to fail in which case you may lose your entire investment.

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

We are authorized to issue up to 200,000,000 shares of common stock. As of the date of this report on Form 10-K, we will have approximately 21,303,000 shares of common stock issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock without the consent of any of our shareholders. Consequently, you may experience more dilution in your ownership of our securities in the future.

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

There is no active market for our common stock, which may make it more difficult for you to sell your stock; purchasers of our stock may have difficulty selling their shares.

There is currently no active public trading market for our common stock and an active trading market in our common may not develop or, if developed, may not be sustained. Our common stock is quoted on the OTC Markets (OTC Pink) under the symbol “HCBR.”  To date, however, no active public trading market has developed, so purchasers and/or holders of our securities may have difficulty selling their shares should they desire to do so. In the event an active market develops in our securities, it may not be sustained. As a result, you should purchase shares only as a long-term investment, and you must be prepared to hold your shares for an indefinite period.

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

Secondary trading in our securities will not be possible in any state in the U.S. unless and until the securities are qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. We cannot assure you that we will be successful in registering or qualifying our securities for secondary trading or identifying an available exemption for secondary trading in our securities in every state.  If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the securities in any state, the securities could not be offered or sold to, or purchased by, a resident of that state.  If a significant number of states refuse to permit secondary trading in our securities, the market for our securities could be adversely affected.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which would likely make it difficult for our stockholders to sell their securities.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of stockholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their shares of common stock.

In the event an active trading market for our common stock develops, the price of our common stock may fluctuate significantly.

In the event an active trading market for our common stock develops, the market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control. Broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (OTC Pink) under the symbol “HCBR.”  To date, however, no active public trading market has developed. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Common Equity

As of February 28, 2023, we had approximately 66 stockholders of record of our common stock.

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

We did not repurchase any of our equity securities during the year ended February 28, 2023.

Equity Compensation Plan Information

Equity Compensation Plan Information

As of our fiscal year ending February 28, 2023

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

Results of Operations for the Year Ended February 28, 2023 Compared to the Year Ended February 28, 2022

Revenue

We generated $1,884 of revenues for the year ended February 28, 2023 compared to $28,942 for 2022. Our revenues came from management consulting services performed for customers.

Operating Expenses

Operating expense were $172,250 for the year ended February 28, 2023 compared to $1,662,099 for 2022. The change was attributable to a decrease of $204,305 in professional fees, $377,554 in general and administrative expense and $907,990 in impairment expense in 2023.

Other income (expense)

Other expense was $3,770 for the year ended February 28, 2023 compared to other expense of $19,042 for 2022. The change was attributable to $15,028 increase in gain on settlement of liabilities, which were offset by a $7,784 decrease in interest expense during the year ended February 28, 2023.

Liquidity and Capital Resources

On February 28, 2023, we had cash of $14,192 and we had working capital deficit of $58,722. We have historically funded our operations from proceeds from debt and equity sales. We believe that the cash on hand is sufficient to fund our planned operations into but not beyond the near term. Presently, management has no formal plan in place to address this concern.

We may raise additional capital through the issuance of additional shares of common stock or preferred stock, debt or other acceptable types of financing. If we issue additional shares of common stock in the future, our then-existing stockholders may face substantial dilution.

No assurance can be given that we will obtain access to capital markets at this time or in the future or that adequate financing to satisfy the cash requirements of continuing our business operations will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and financial condition. Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

Senior Secured Convertible Credit Line

On July 1, 2022, we issued a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company's Chief Executive Officer. In the event of an event of default on the note, at the option of the holder, the note can be converted into shares of the Company’s common stock at the conversion price of $0.01 per share. As of the February 28, 2023, the Company has drawn $78,271 on the convertible note, with accrued interest of $3,177.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $51,506 and $280,655 for the years ended February 28, 2023 and 2022, respectively, and mainly included payments made general and administrative expenses, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash provided by investing activities was $32,685 and $189,553 for the years ended February 28, 2023 and 2022, respectively. During the year ended February 28, 2023, the Company received payments of $32,665 related to the note receivable. During the year ended February 28, 2022, the Company issued a $200,000 note receivable and received repayments of $10,447 related to the note receivable.

Cash provided by financing activities

Net cash provided by financing activities was $7,000 and $461,166  for the years ended February 28, 2023 and 2022, respectively. During the year ended February 28, 2023, the Company received proceeds from notes payable, related party of $225,000 and proceeds from advances, related party of $7,000, which were offset with payments on notes payable of $175,000 and payments on notes payable, related party of $50,000. We received net proceeds of $150,000 from capital contributions, related party, $86,166 from the issuance of common stock, $400,000 in proceeds from notes payable, $50,000 in proceeds from notes payable – related party and repaid $225,000 on notes payable during the year ended February 28, 2022.

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

Off-balance Sheet Arrangements

As of February 28, 2023, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As of February 28, 2023, we had an aggregate of $78,200 of principal plus $3,177 in accrued interest from outstanding senior secured convertible credit line. See “Note 4 – Notes Payable” in the notes to the financial statements appearing elsewhere in this report on Form 10-K.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Business Resources, Inc. as of February 28, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

May 30, 2023

HEALTHCARE BUSINESS RESOURCES
Consolidated Balance Sheets

	February 28, 2023	February 28, 2022

Assets
Current Assets:
Cash and cash equivalents	$14,192	$26,013
Note receivable	106,868	139,553
Total current assets	121,060	165,566

Total Assets	$121,060	$165,566

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$91,143	$76,754
Accrued expenses	3,368	35,181
Advance, related party	7,000	-
Notes payable	-	175,000
Note payable, related party	-	50,000
Senior secured convertible credit line	78,271	-
Total current liabilities	179,782	336,935

Total Liabilities	179,782	336,935

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 21,303,000 and 20,853,000 shares issued and outstanding, respectively	21,303	20,853
Additional paid-in capital	3,386,255	3,107,462
Accumulated deficit	(3,466,280)	(3,299,684)
Total Stockholders' Deficit	(58,722)	(171,369)

Total Liabilities and Stockholders' Deficit	$121,060	$165,566

See accompanying notes to the consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Operations
For the years ended February 28, 2023 and 2022

	February 28, 2023	February 28, 2022

Revenue:
Revenue	$1,884	$28,942
Total revenue	1,884	28,942

Operating expenses:
General and administrative	57,304	434,858
Professional fees	114,946	319,251
Impairment expense	-	907,990

Total operating expenses	172,250	1,662,099

Loss from operations	(170,366)	(1,633,157)

Other income (expense):
Gain on settlement of liabilities	15,028	-
Interest expense	(11,258)	(19,042)

Total other income (expense)	3,770	(19,042)

Net loss	$(166,596)	$(1,652,199)

Loss per share - basic	$(0.01)	$(0.08)
Loss per share - diluted	$(0.01)	$(0.08)

Weighted average shares outstanding - basic	21,076,764	20,311,058
Weighted average shares outstanding - diluted	21,076,764	20,311,058

See accompanying notes to the consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Stockholders' Deficit
For the years ended February 28, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2021	19,590,000	$19,590	$1,591,283	$(1,647,485)	$(36,612)

Common shares issued for cash, net	186,000	186	85,980	-	86,166

Common shares issued for settlement of accounts payable	77,000	77	38,423	-	38,500

Common shares and warrants issued for license	1,000,000	1,000	856,990	-	857,990

Stock-based compensation	-	-	384,786	-	384,786

Captial contributions, related party	-	-	150,000	-	150,000

Net loss	-	-	-	(1,652,199)	(1,652,199)

Balance February 28, 2022	20,853,000	20,853	3,107,462	(3,299,684)	(171,369)

Common shares issued for settlement of note payable, related party	450,000	450	224,550	-	225,000

Stock-based compensation	-	-	54,243	-	54,243

Net loss	-	-	-	(166,596)	(166,596)

Balance February 28, 2023	21,303,000	$21,303	$3,386,255	$(3,466,280)	$(58,722)

See accompanying notes to the consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Cash Flows
For the years ended February 28, 2023 and 2022

	February 28, 2023	February 28, 2022

Cash Flows from Operating Activities:
Net loss	$(166,596)	$(1,652,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	54,243	384,786
Amortization of right of use asset - operating lease	-	14,823
Impairment expense	-	907,990
Gain on settlement of liabilities	(15,028)	-
Changes in operating assets and liabilities:
Accounts payable	92,660	78,768
Accrued expenses	(16,785)	-
Right of use operating lease liability	-	(14,823)
Net cash used in operating activities	(51,506)	(280,655)

Cash Flows from Investing Activities:
Issuance of note receivable	-	(200,000)
Payment received from note receivable	32,685	10,447
Net cash provided by (used in) investing activities	32,685	(189,553)

Cash Flows from Financing Activities:
Proceeds from notes payable	-	400,000
Payments on notes payable	(175,000)	(225,000)
Proceeds from notes payable, related party	225,000	50,000
Payments on notes payable, related party	(50,000)	-
Proceeds from advances, related party	7,000	-
Proceeds from capital contributions, related party	-	150,000
Proceeds from equity issuance, net	-	86,166
Net cash provided by financing activities	7,000	461,166

Net change in cash and cash equivalents	(11,821)	(9,042)

Cash and cash equivalents, at beginning of period	26,013	35,055

Cash and cash equivalents, at end of period	$14,192	$26,013

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,135	$3,666
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for settlement of accounts payable	$-	$38,500
Common shares and warrants issued for license	$-	$857,990
Common shares issued for settlement of note payable, related party	$225,000	$-
Expenses paid with senior secured convertible credit line	$78,271	$-
Capitalization of ROU asset and liability - operating	$-	$14,823

See accompanying notes to the consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2023 and 2022

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended February 28, 2023 and 2022, the Company evaluated long lived assets for impairment and recorded impairment losses of $0 and $907,990, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of February 28, 2023 and 2022.

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

We charged clients a fee for our management consulting services based on time (e.g., hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g., revenue or cost savings). As of February 28, 2023, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of February 28, 2023.

Fair value of Financial Instruments

The company’s financial instruments consist primarily of cash, accounts receivable and payables.  The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature or carry interest rates that approximate market rate.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended February 28, 2023 and 2022, reflected in the accompanying statements of operations. As of February 28, 2023 and 2022, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 1,400,000 common shares, and options for 1,580,000 common shares, respectively.

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

On September 29, 2021, the Company, through HBRP and PointClear entered into a Separation and Settlement Agreement (“Separation and Settlement Agreement”), effective October 1, 2021, and terminated their mutual obligations under the Option Agreement and Improvement Loan Agreement. Pursuant to the Separation and Settlement Agreement, with respect to the: (i) Option Agreement, the Option Agreement is cancelled and none of the parties have any current or future rights or obligations under the Option Agreement; (ii) Improvement Loan Agreement, the principal owed by PointClear under the Improvement Loan Agreement is reduced to $150,000. Within 30 days of October 1, 2021, PointClear shall pay to HBRP, or its designee, $25,000 which shall reduce the principal owed under the Improvement Loan Agreement to $125,000. PointClear shall pay to HBRP, or its designee, $25,000 upon receipt from CHC of the amount owed following “Final Acceptance” testing. Any balance remaining under the Improvement Loan Agreement is hereby converted to a 60-month term loan pursuant to Section 2.05 of the Improvement Loan Agreement, and its repayment shall remain subject to the Improvement Loan Agreement ; and (iii) Consulting and Company Stock Option Agreements, the Consulting Agreements by and between HBRP and Shawn Ewing, Thomas White, David Karabinos and Daren McCormick are hereby cancelled by mutual consent and no money or consideration is owed or payable to any party thereunder according to the terms of such Consulting Agreements. The Company stock option agreements by and between the Company and Shawn Ewing, Thomas White and Daren McCormick are hereby cancelled by mutual consent and any option shares, vested or unvested are hereby terminated. As of February 28, 2023 and 2022, the note receivable balance due from Pointclear was $106,868 and $139,533, respectively.

NOTE 4. NOTES PAYABLE AND SENIOR SECURED CREDIT LINE

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

On August 6, 2021, the Company issued a promissory note in the aggregate principal amount of $25,000 (the “$25,000 Promissory Note”). The principal amount of $25,000 plus all interest under the $25,000 Promissory Note will be due and payable two hundred seventy (270) days from the date the principal amount is received by the Company. Interest on the $25,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $25,000 Promissory Note is an unsecured debt obligation of the Company. As of February 28, 2022, the note payable balance was $25,000, with accrued interest of $1,653. During the year ended February 28, 2023, the Company repaid the $25,000 note payable and settled accrued interest of 2,688. As of February 28, 2023, the note payable balance was $0, with accrued interest of $0.

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company's CEO. In the event of an event of default on the note, at the option of the holder, the note can be converted into shares of the Company’s common stock at the conversion price of $0.01 per share. As of the February 28, 2023, the Company has drawn $78,271 on the convertible note, with accrued interest of $3,177.

NOTE 5. EQUITY

Common stock

For the year ended February 28,2022

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

Incentive Stock Options

For the year ended February 28,2023

During the year ended February 28, 2023, the Company recognized $54,243 of stock-based compensation related to outstanding stock options. At February 28, 2023, the Company had $136,765 of unrecognized costs related to options.

For the year ended February 28,2022

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

The following table summarizes the stock option activity for the years ended February 28, 2023 and 2022:

		Weighted Average
	Number of Options	Exercise Price Per Share
Outstanding at February 28, 2021	785,000	$0.50
Granted	2,755,000	0.54
Exercised	-	-
Forfeited and expired	(1,960,000)	0.50
Outstanding at February 28, 2022	1,580,000	0.57
Granted	-	-
Exercised	-	-
Forfeited and expired	-	-
Outstanding at February 28, 2023	1,580,000	$0.57

As of February 28, 2023, there were 1,201,474 stock options exercisable. The outstanding stock options have a weighted average remaining term of 5.29 years and have no intrinsic value.

Stock Warrants

On June 18, 2021, the Company issued a three-year warrant to purchase 1,400,000 shares of common stock for $0.50 per share pursuant to the Merger Agreement. The total fair value of these warrants at issuance was $357,990.

The following table summarizes the stock warrant activity for the years ended February 28, 2023 and 2022:

Weighted Average
	Number of Warrants	Exercise Price Per Share
Outstanding at February 28, 2021	-	$-
Granted	1,400,000	0.50
Exercised	-	-
Forfeited and expired	-	-
Outstanding at February 28, 2022	1,400,000	0.50
Granted	-	-
Exercised	-	-
Forfeited and expired	-
Outstanding at February 28, 2023	1,400,000	$0.50

As of February 28, 2023, the outstanding stock warrants have a weighted average remaining term of 1.34 years and have no intrinsic value.

The aggregate fair value of the options and warrants measured during the years ended February 28, 2022 were calculated using the Black-Scholes option pricing model based on the following assumptions:

2022
Expected life (years)	3-5
Volatility (1)	79.33-108.26%
Dividend yield	0%
Risk free interest rate	0.47-1.18%

(1) The Company used a peer group to estimate volatility

NOTE 6. INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	February 28, 2023	February 28, 2022
Income tax benefit computed at the statutory rate	$36,000	$343,000
Non-deductible expenses	(11,000)	(318,000)
Change in valuation allowance	(25,000)	(25,000)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows:

	As of	As of
	February 28, 2023	February 28, 2022
Deferred income tax assets
Net operating losses	$92,900	$67,900
Valuation allowance	(92,900)	(67,900)
Net deferred income tax assets	$-	$-

The Company has an operating loss carry forward of approximately $442,000.

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

Capital Contributions

During the year ended February 28, 2022, the Company received $150,000 in equity contributions from two entities owned by Stephen Epstein, Chief Financial Officer of the Company, and his wife.

Advance – Related Party

During the year ended February 28, 2023 the Company received $7,000 in advances from Stephen Epstein, an Officer of the Company. The advance is unsecured, non-interest bearing and payable on demand. As of February 28, 2023, the advances, related party totaled $7,000.

Notes Payable – Related Party

On June 10, 2021, the Company issued to Kenneth Hawkins, a member of the Company’s board of directors, a promissory note in the aggregate principal amount of $50,000 (the “$50,000 Promissory Note”). The principal amount of $50,000 plus all interest under the $50,000 Promissory Note will be due and payable two hundred seventy (270) days from June 10, 2021. Interest on the $50,000 Promissory Note will accrue at a rate of 12.0% per annum, beginning on June 10, 2021, until the principal amount and all accrued but unpaid interest shall have been paid. The $50,000 Promissory Note is an unsecured debt obligation of the Company. As of February 28, 2022, the note payable balance was $50,000, with accrued interest of $4,323. Subsequent to February 28, 2022, the Company extended the $50,000 Promissory Note. During the year ended February 28, 2023, the Company repaid the $ 50,000 note payable and $5,500 of accrued interest. As of February 28, 2023, the note payable balance was $0, with accrued interest of $0.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2023, our principal executive officer/principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework- 2013. Based on its evaluation, our management concluded that the following are material weaknesses in our internal control over financial reporting:

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

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officer and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Title	Held Position Since
Stephen Epstein	41	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Director	September 2019
Howard T. Wall, III	64	Director	May 2020

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

Family Relationships

None.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the following exceptions: Stephen Epstein failed to file a Form 5 related to a small acquisition under Rule 16a-6 during 2022.

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

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Company’s entire Board of Directors has served, and currently serves, in that capacity. This is due to our development stage and small executive management team. Our Board of Directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have limited revenues and our Company does not carry a sufficient amount of directors and officer’s insurance, which makes it difficult for us to find candidates willing to serve on our board of directors, especially independent directors to sit on an audit committee. If we are able to generate sufficient revenues in the future, then we will likely obtain a sufficient amount of directors and officer’s insurance, retain independent directors and form a separately designated standing audit committee and other applicable committees. Neither Mr. Epstein nor Mr. Wall is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules for Audit Committee purposes.

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

Item 11. Executive Compensation

Summary Compensation Table

Stephen Epstein is our Chief Executive Officer, President and Chief Financial Officer and sole named executive officer. For the fiscal years ended February 28, 2023 and 2022, no compensation was awarded to, earned by, or paid to Mr. Epstein as an executive officer. See “Employee, Severance, Separation and Change in Control Agreements” below.

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

Outstanding Equity Awards

There are no outstanding equity awards for the most recent fiscal period ended February 28, 2023.

Potential Payments Upon Termination or Change In Control

None.

Director Compensation

No compensation was paid to our directors during our February 28, 2023 fiscal year. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

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

The following table sets forth, as of May 30, 2023, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of (i) each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock; and (ii) each of our officers and directors, and officers and directors as a group:

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)(2)	Number	Percent (3)(4)
5% Stockholders
Meraki Partners LLC (5)	3,500,000	16.4%

Directors and Executive Officers
Stephen Epstein, Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (6)	14,016,000	65.8%
Howard T. Wall, III, Director(7)	1,270,000	6.0%
All executive officers and directors as a group (2 persons)	15,286,000	71.8%

________________

(1)

As of May 30, 2023, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days of July 1, 2022.

(2)	In care of the Company at 718 Thompson Lane, Suite 108-273, Nashville, Tennessee 37204.

(3)	Based on 21,303,000 shares of common stock outstanding.

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

(6)

Does not include 450,000 shares of common stock owned by RSET Investments QOZB, LLC, which is owned and controlled by Robert Epstein. Stephen Epstein holds a Power of Attorney on behalf of Robert Epstein.

(7)	Includes 520,000 shares of common stock and options to purchase up to 750,000 shares of common stock.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

 Transactions with Related Persons

During the year ended February 28, 2023:

•	The Company received $7,000 in advances from Stephen Epstein, Chief Financial Officer of the Company.

•	On May 11, 2022, the Company issued to RSET Investments QOZB, LLC, a related party, a promissory note in the aggregate principal amount of $225,000 (the “$225,000 Promissory Note”). Stephen Epstein, the Company’s Chief Executive Officer, holds a Power of Attorney on behalf of Robert Epstein, who owns and controls RSET Investments QOZB, LLC. The principal amount of $225,000 plus all interest under the $225,000 Promissory Note will be due and payable on December 31, 2023. Interest on the $225,000 Promissory Note will accrue at the greater of rate of 2.0% per annum or the long-term adjusted applicable federal rates for the current month, beginning on the date the principal amount is received by the Company until the principal amount and all accrued but unpaid interest shall have been paid. The $225,000 Promissory Note is an unsecured debt obligation of the Company. On June 21, 2022, the Company agreed to convert the $225,000 promissory note and interest of $530 into 450,000 shares of the Company’s common stock. On July 13, 2022, the Company’s board approved the issuance of the 450,000 shares of common stock. Subsequent to November 30, 2022, the Company issued 450,000 shares to RSET Investments QOZB, LLC.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended February 28, 2023 and February 28, 2022 by the Company’s independent registered public accounting firms. The aggregate fees billed for the fiscal year ended February 28, 2023 and 2022 were from BF Borgers CPA PC:

	2023	2022
Audit Fees	$25,000	$25,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$25,000	$25,000

Audit Fees are the aggregate fees billed during the years ended February 28, 2023 and 2022 for professional services rendered by the Company’s independent registered public accounting firms for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the Company’s independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended February 28, 2023 and 2022 for assurance and related services rendered by the Company’s independent registered public accounting firms that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the aggregate fees billed during the years ended February 28, 2023 and 2022 for tax compliance services rendered by the Company’s independent registered public accounting firms.

All Other Fees are the aggregate fees billed during the years ended February 28, 2023 and 2022 for products and services provided by the Company’s independent registered public accounting firms, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by the Company’s independent registered public accounting firms that are described above were pre-approved by the Company’s Audit Committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on the Company’s independent registered public accounting firms’ engagement to audit the Company’s financial statements for the years ended February 28, 2023 and February 28, 2022, were attributed to work performed by persons other than the Company’s independent registered public accounting firms’ full-time, permanent employees.

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

(b)	The following exhibits are filed as part of this report.

EXHIBIT INDEX

SEC Reference Number	Title of Document
2.1	Agreement and Plan of Merger-UPlus	Incorporated by reference to Company’s Form 8-K filed on 06/23/21
3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
3.2	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
4.1	Description of Registrant’s Securities	Incorporated by reference to Company’s Form 10-K filed on 06/7/2021
4.2	Promissory Note -July 1, 2022 - $100,000	Incorporated by reference to Company’s Form 8-K filed on 07/6/22

10.1	2020 Stock Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.2	Amendment to 2020 Stock Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.3	Meraki Partners, LLC Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.4	Form of Advisory Board Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.5	Form of HBR Business Development Consulting Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
10.6	Employment Agreement with Stephen Epstein	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
10.7	Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.8	Form of Asset Purchase Agreement, attached as Exhibit A to Option Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.9	Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.10	Form of Promissory Note, attached as Exhibit A to Improvement Loan Agreement with PointClear	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.11	Promissory Note – Huber	Incorporated by reference to Company’s Form 8-K filed on 03/18/2021
10.12	Separation and Settlement Agreement-PointClear	Incorporated by reference to Company’s Form 8-K filed on 09/30/2021
10.13	Promissory Note - Hawkins	Incorporated by reference to Company’s Form 8-K filed on 06/23/21
10.14	Promissory Note - Kellum	Incorporated by reference to Company’s Form 8-K filed on 06/23/21
10.15	Office Lease Agreement	Incorporated by reference to Company’s Form 10-Q filed on 10/25/21
10.16	Promissory Note $225,000	Incorporated by reference to Company’s Form 10-K filed on 7/8/22
10.17	Promissory Note Conversion $225,000	Incorporated by reference to Company’s Form 10-K filed on 7/8/22
10.18	Stock Pledge Agreement – July 1, 2022	Incorporated by reference to Company’s Form 8-K filed on 07/6/22
14.1	Code of Ethics	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
16.1	Letter from Marcum LLP, dated December 21, 2021	Incorporated by reference to Company’s Form 8-K filed on 12/23/21
21.1	Subsidiaries	Filed Herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed Herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed Herewith
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

HEALTHCARE BUSINESS RESOURCES, INC., Registrant

Date: May 30, 2023	By:	/s/ Stephen Epstein
Stephen Epstein
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stephen Epstein	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Director	May 30, 2023
Stephen Epstein

/s/ Howard T. Wall, III	Director	May 30, 2023
Howard T. Wall, III

