Form 10-Q
period 2023-05-31
Healthcare Business Resources, Inc.
filed 2023-07-14
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,303,000 shares of common stock as of July 14, 2023.

Healthcare Business Resources Inc.

Balance sheet

HEALTHCARE BUSINESS RESOURCES

Consolidated Balance Sheets

(Unaudited)

	May 31, 2023	February 28, 2023

Assets
Current Assets:
Cash and cash equivalents	$22,073	$14,192
Note receivable	98,697	106,868
Total current assets	120,770	121,060

Total Assets	$120,770	$121,060

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$92,217	$91,143
Accrued expenses	5,659	3,368
Advance, related party	7,000	7,000
Senior secured convertible credit line	94,443	78,271
Total current liabilities	199,319	179,782

Total Liabilities	199,319	179,782

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 21,303,000 shares issued and outstanding, respectively	21,303	21,303
Additional paid-in capital	3,397,695	3,386,255
Accumulated deficit	(3,497,547)	(3,466,280)
Total Stockholders' Deficit	(78,549)	(58,722)

Total Liabilities and Stockholders' Deficit	$120,770	$121,060

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Operations

For the three months ended May 31, 2023 and 2022

(Unaudited)

	May 31, 2023	May 31, 2022

Revenue:
Revenue	$-	$1,884
Total revenue	-	1,884

Operating expenses:
General and administrative	12,691	18,058
Professional fees	16,149	47,354
Total operating expenses	28,840	65,412

Loss from operations	(28,840)	(63,528)

Other income (expense):
Gain on settlement of liabilities	-	17,310
Interest expense	(2,427)	(6,740)
Total other income (expense)	(2,427)	10,570

Net loss	$(31,267)	$(52,958)

Loss per share - basic	$(0.00)	$(0.00)
Loss per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	20,853,000	20,853,000
Weighted average shares outstanding - diluted	20,853,000	20,853,000

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Stockholders' Deficit

For the three months ended May 31, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2023	21,303,000	$21,303	$3,386,255	$(3,466,280)	$(58,722)

Stock-based compensation	-	-	11,440	-	11,440

Net loss	-	-	-	(31,267)	(31,267)

Balance May 31, 2023	21,303,000	$21,303	$3,397,695	$(3,497,547)	$(78,549)

Balance February 28, 2022	20,853,000	$20,853	$3,107,462	$(3,299,684)	$(171,369)

Stock-based compensation	-	-	16,326	-	16,326

Net loss	-	-	-	(52,958)	(52,958)

Balance May 31, 2022	20,853,000	$20,853	$3,123,788	$(3,352,642)	$(208,001)

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES

Consolidated Statements of Cash Flows

For the three months ended May 31, 2023 and 2022

(Unaudited)

	May 31, 2023	May 31, 2022

Cash Flows from Operating Activities:
Net loss	$(31,267)	$(52,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	11,440	16,326
Gain on settlement of liabilities	-	(17,310)
Changes in operating assets and liabilities:
Accounts payable	17,246	35,066
Accrued expenses	2,291	(14,980)
Net cash used in operating activities	(290)	(33,856)

Cash Flows from Investing Activities:
Payment received from note receivable	8,171	8,172
Net cash provided by investing activities	8,171	8,172

Cash Flows from Financing Activities:
Payments on notes payable	-	(150,000)
Proceeds from notes payable, related party	-	225,000
Payments on notes payable, related party	-	(50,000)
Net cash provided by financing activities	-	25,000

Net change in cash and cash equivalents	7,881	(684)

Cash and cash equivalents, at beginning of period	14,192	26,013

Cash and cash equivalents, at end of period	$22,073	$25,329

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,135	$5,135
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid with senior secured convertible credit line	$16,172	$-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended May 31, 2023, are not necessarily indicative of the final results that may be expected for the year ending February 28, 2024. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended February 28, 2023, included in our Form 10-K filed with the SEC on May 30, 2023 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10- K, have been omitted.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of May 31, 2023, no impairment was recorded.

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

We charged clients a fee for our management consulting services based on time (e.g. hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of May 31, 2023, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of May 31, 2023, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, that we will ever generate enough management consulting revenue to sustain our operations.

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

Basic and Diluted Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. For the three months ended May 31, 2023 and 2022, there were 1,580,000 stock options and 1,400,000 warrants which were considered for their dilutive effects but concluded to be anti-dilutive

Recent Accounting Pronouncements

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

On September 29, 2021, the Company, through HBRP and PointClear entered into a Separation and Settlement Agreement (“Separation and Settlement Agreement”), effective October 1, 2021, and terminated their mutual obligations under the Option Agreement and Improvement Loan Agreement. Pursuant to the Separation and Settlement Agreement, with respect to the: (i) Option Agreement, the Option Agreement is cancelled and none of the parties have any current or future rights or obligations under the Option Agreement; (ii) Improvement Loan Agreement, the principal owed by PointClear under the Improvement Loan Agreement is reduced to $150,000. Within 30 days of October 1, 2021, PointClear shall pay to HBRP, or its designee, $25,000 which shall reduce the principal owed under the Improvement Loan Agreement to $125,000. PointClear shall pay to HBRP, or its designee, $25,000 upon receipt from CHC of the amount owed following “Final Acceptance” testing. Any balance remaining under the Improvement Loan Agreement is hereby converted to a 60-month term loan pursuant to Section 2.05 of the Improvement Loan Agreement, and its repayment shall remain subject to the Improvement Loan Agreement ; and (iii) Consulting and Company Stock Option Agreements, the Consulting Agreements by and between HBRP and Shawn Ewing, Thomas White, David Karabinos and Daren McCormick are hereby cancelled by mutual consent and no money or consideration is owed or payable to any party thereunder according to the terms of such Consulting Agreements. The Company stock option agreements by and between the Company and Shawn Ewing, Thomas White and Daren McCormick are hereby cancelled by mutual consent and any option shares, vested or unvested are hereby terminated. As of May 31, 2023 and February 28, 2023, the note receivable balance due from Pointclear was $98,697 and $106,868, respectively.

NOTE 4. SENIOR SECURED CREDIT LINE

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company’s CEO. In the event of an event of default on the note, at the option of the holder, the note can be converted into shares of the Company’s common stock at the conversion price of $0.01 per share. As of May 31, 2023 and February 28, 2023, the Company has drawn $94,443 and $78,271 on the convertible note, respectively.

NOTE 5. EQUITY

Incentive Stock Options

During the three months ended May 31, 2023, the Company recognized $ 11,440 of stock-based compensation related to outstanding stock options. At May 31, 2023, the Company had $125,325 of unrecognized costs related to options.

The following table summarizes the stock option activity for the three months ended May 31, 2023:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at February 28, 2023	1,580,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited and expired	-	-
Outstanding at May 31, 2023	1,580,000	$0.57

As of May 31, 2022, there were 1,232,470 stock options exercisable. The outstanding stock options have a weighted average remaining term of 5.04 years and have no intrinsic value.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended May 31, 2023:

	Number of	Weighted Average Exercise Price
	Warrants	Per Share
Outstanding at February 28, 2023	1,400,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited and expired	-
Outstanding at May 31, 2023	1,400,000	$0.50

As of May 31, 2023, the outstanding stock warrants have a weighted average remaining term of 1.08 years and have no intrinsic value.

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

NOTE 7. RELATED PARTY TRANSACTIONS

Advance – Related Party

During the year ended February 28, 2023 the Company received $7,000 of advances from Stephen Epstein, an Officer of the Company. The advance is unsecured, non-interest bearing and payable on demand. As of May 31, 2023 and February 28, 2023, the advances to the related party totaled $7,000.

NOTE 8. SUBSEQUENT EVENTS

On July 12, 2023, the Company amended the secured convertible note of $100,000 issued on July 1, 2022. The amended secured convertible note was increased to $150,000 and is due on January 1, 2024.

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 30, 2023. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10- K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

As of the date of this report on Form 10-Q, we have no customers enrolled in our financial incentive program services. We cannot assure you that any of these potential customers will engage our Company for services. Further, we cannot assure you that we will ever generate enough financial incentive program revenue to sustain our Company’s operations.

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

As of May31, 2023, we generated no revenue from technology consulting and engineering services and we are unable to determine how long, if ever, it would take to continue to attract paying clients. We cannot assure you that we will ever generate enough revenue to sustain our operations.

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

3.

Pursue strategic acquisitions. Evaluating select acquisitions of complementary businesses as another means to broaden the scope of our capabilities and our client base is also important to our business model. For example, acquiring companies that provide consulting, training, education, marketing, audits, cost recovery, group purchasing, compliance, certification, security, information technology and other non-clinical healthcare business services would support our business model. Strategic acquisitions could scale our revenue with less business risk. We do not have any agreements to acquire any business at this time, and any future acquisition may result in unforeseen operating difficulties and expenditures particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership.

Results of Operations for the three months ended May 31, 2023 compared to three months May 31, 2022

Revenues: We generated $0 of revenues for the three months ended May 31, 2023 compared to $1,884 for the three months ended May 31, 2022. Our revenues came from management consulting services performed for customers. The decrease in revenue was attributable to the Company’s inability to obtain new customers.

Operating Expenses: Operating expenses decreased to $28,840 for the three months ended May 31, 2022 compared to $65,412 for the three months ended May 31, 2022. The changes in operating expenses were mainly attributed to the decreases in professional fees of $31,205 and other general and administrative expenses of $5,367.

Other Income (Expense): Other expense was $2,427 for the three months ended May 31, 2023 compared to other income of $10,570 for 2022 The change was attributable to the gain on settlement of accrued interest notes payable of $17,310 in prior year.

Liquidity and Capital Resources

On May 31, 2023, we had cash of $22,073 and we had a working capital deficit of $78,549.

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company’s CEO. As of May 31, 2023, the Company has drawn $94,443 on the convertible note. On July 12, 2023, the Company amended the secured convertible note of $100,000 issued on July 1, 2022. The amended secured convertible note was increased to $150,000 and is due on January 1, 2024.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $290 and $33,856 for the three months ended May 31, 2023 and 2022, respectively, and mainly included stock based compensation, professional fees to our consultants, attorneys, and accountants.

Cash provided by investing activities

Net cash provided by investing activities was $8,171 and $8,172 for the three months ended May 31, 2023 and 2022, respectively, which was related to payments on note receivable balance.

Cash provided by financing activities

Net cash provided by financing activities was $0 for the three months ended May 31, 2023. Net cash provided by financing activities was $25,000 for the three months ended May 31, 2022, which was related to proceeds from notes payable, related party and payments on notes payable and notes payable, related party.

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

Off-Balance Sheet Arrangements

As of May 31, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended May 31, 2023.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of May 31, 2023 include the following:

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

SEC Reference Number	Title of Document

3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
3.2	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
4.1	Promissory Note -July 1, 2022	Incorporated by reference to Company’s Form 8-K filed on 07/6/2022

4.2	Amendment to Promissory Note – July 12, 2023	Filed Herewith

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 14, 2023.

Healthcare Business Resources Inc.
Registrant

By:	/s/ Stephen Epstein
Stephen Epstein,
Chief Executive Officer and Chief Financial Officer

