Form 10-Q
period 2023-08-31
Healthcare Business Resources, Inc.
filed 2023-10-06
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,303,000 shares of common stock as of October 5, 2023.

Healthcare Business Resources Inc.

HEALTHCARE BUSINESS RESOURCES
Consolidated Balance Sheets
(Unaudited)

	August 31, 2023	February 28, 2023

Assets
Current Assets:
Cash and cash equivalents	$27,411	$14,192
Note receivable	93,249	106,868
Total current assets	120,660	121,060

Total Assets	$120,660	$121,060

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$91,931	$91,143
Accrued expenses	8,448	3,368
Advance, related party	7,000	7,000
Senior secured convertible credit line	104,103	78,271
Total current liabilities	211,482	179,782

Total Liabilities	211,482	179,782

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 21,303,000 shares issued and outstanding, respectively	21,303	21,303
Additional paid-in capital	3,408,074	3,386,255
Accumulated deficit	(3,520,199)	(3,466,280)
Total Stockholders' Deficit	(90,822)	(58,722)

Total Liabilities and Stockholders' Deficit	$120,660	$121,060

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Operations
For the three and six months ended August 31, 2023 and 2022
(Unaudited)

	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022

Revenue:
Revenue	$-	$-	$-	$1,884
Total revenue	-	-	-	1,884

Operating expenses:
General and administrative	10,452	8,522	23,143	26,580
Professional fees	9,376	20,646	25,525	68,000

Total operating expenses	19,828	29,168	48,668	94,580

Loss from operations	(19,828)	(29,168)	(48,668)	(92,696)

Other income (expense):
Gain on settlement of liabilities	-	(2,404)	-	14,906
Interest expense	(2,824)	(1,006)	(5,251)	(7,746)

Total other income (expense)	(2,824)	(3,410)	(5,251)	7,160

Net loss	$(22,652)	$(32,578)	$(53,919)	$(85,536)

Loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	20,853,000	20,853,000	20,853,000	20,853,000
Weighted average shares outstanding - diluted	20,853,000	20,853,000	20,853,000	20,853,000

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Stockholders' Deficit
For the six months ended August 31, 2023 and 2022
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2023	21,303,000	$21,303	$3,386,255	$(3,466,280)	$(58,722)

Stock-based compensation	-	-	11,440	-	11,440

Net loss	-	-	-	(31,267)	(31,267)

Balance May 31, 2023	21,303,000	21,303	3,397,695	(3,497,547)	(78,549)

Stock-based compensation	-	-	10,379	-	10,379

Net loss	-	-	-	(22,652)	(22,652)

Balance August 31, 2023	21,303,000	$21,303	$3,408,074	$(3,520,199)	$(90,822)

Balance February 28, 2022	20,853,000	$20,853	$3,107,462	$(3,299,684)	$(171,369)

Stock-based compensation	-	-	16,326	-	16,326

Net loss	-	-	-	(52,958)	(52,958)

Balance May 31, 2022	20,853,000	20,853	3,123,788	(3,352,642)	(208,001)

Common shares issued for settlement of note payable, related party	450,000	450	224,550	-	225,000

Stock-based compensation	-	-	12,639	-	12,639

Net loss	-	-	-	(32,578)	(32,578)

Balance August 31, 2022	21,303,000	$21,303	$3,360,977	$(3,385,220)	$(2,940)

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES
Consolidated Statements of Cash Flows
For the six months ended August 31, 2023 and 2022
(Unaudited)

	August 31, 2023	August 31, 2022

Cash Flows from Operating Activities:
Net loss	$(53,919)	$(85,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	21,819	28,965
Gain on settlement of liabilities	-	(14,906)
Changes in operating assets and liabilities:
Accounts payable	26,620	50,711
Accrued expenses	5,080	(8,513)
Net cash used in operating activities	(400)	(29,279)

Cash Flows from Investing Activities:
Payment received from note receivable	13,619	16,343
Net cash provided by investing activities	13,619	16,343

Cash Flows from Financing Activities:
Payments on notes payable	-	(175,000)
Proceeds from notes payable, related party	-	225,000
Payments on notes payable, related party	-	(50,000)
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	13,219	(12,936)

Cash and cash equivalents, at beginning of period	14,192	26,013

Cash and cash equivalents, at end of period	$27,411	$13,077

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5,135
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid with senior secured convertible credit line	$25,832	$51,174
Common shares issued for settlement of note payable, related party	$-	$225,000

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the six months ended August 31, 2023, are not necessarily indicative of the final results that may be expected for the year ending February 28, 2024. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended February 28, 2023, included in our Form 10-K filed with the SEC on May 30, 2023 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10- K, have been omitted.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of August 31, 2023, no impairment was recorded.

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

We charged clients a fee for our management consulting services based on time (e.g. hourly or project-based or monthly) or based on a percentage of cost savings or incremental revenue (e.g. revenue or cost savings). As of August 31, 2023, we have acquired one customer who has contracted with us to market its services in exchange for a performance-based fee equal to 50% of any fee collected by this customer from business referred by our Company to this customer. We cannot estimate the value of the fee or fees we may obtain from this engagement, if any. As of August 31, 2023, we have generated limited management consulting services revenue and we are unable to determine how long, if ever, that we will ever generate enough management consulting revenue to sustain our operations.

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

Basic and Diluted Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. For the six months ended August 31, 2023 and 2022, there were 1,580,000 stock options and 1,400,000 warrants which were considered for their dilutive effects but concluded to be anti-dilutive.

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

On September 29, 2021, the Company, through HBRP and PointClear entered into a Separation and Settlement Agreement (“Separation and Settlement Agreement”), effective October 1, 2021, and terminated their mutual obligations under the Option Agreement and Improvement Loan Agreement. Pursuant to the Separation and Settlement Agreement, with respect to the: (i) Option Agreement, the Option Agreement is cancelled and none of the parties have any current or future rights or obligations under the Option Agreement; (ii) Improvement Loan Agreement, the principal owed by PointClear under the Improvement Loan Agreement is reduced to $150,000. Within 30 days of October 1, 2021, PointClear shall pay to HBRP, or its designee, $25,000 which shall reduce the principal owed under the Improvement Loan Agreement to $125,000. PointClear shall pay to HBRP, or its designee, $25,000 upon receipt from CHC of the amount owed following “Final Acceptance” testing. Any balance remaining under the Improvement Loan Agreement is hereby converted to a 60-month term loan pursuant to Section 2.05 of the Improvement Loan Agreement, and its repayment shall remain subject to the Improvement Loan Agreement ; and (iii) Consulting and Company Stock Option Agreements, the Consulting Agreements by and between HBRP and Shawn Ewing, Thomas White, David Karabinos and Daren McCormick are hereby cancelled by mutual consent and no money or consideration is owed or payable to any party thereunder according to the terms of such Consulting Agreements. The Company stock option agreements by and between the Company and Shawn Ewing, Thomas White and Daren McCormick are hereby cancelled by mutual consent and any option shares, vested or unvested are hereby terminated. As of August 31, 2023 and February 28, 2023, the note receivable balance due from Pointclear was $93,249 and $106,868, respectively.

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

As of August 31, 2023 and February 28, 2023, the Company has drawn $104,103 and $78,271 on the convertible note, respectively.

NOTE 5. EQUITY

Incentive Stock Options

During the six months ended August 31, 2023, the Company recognized $21,819 of stock-based compensation related to outstanding stock options. At August 31, 2023, the Company had $114,946 of unrecognized costs related to options.

The following table summarizes the stock option activity for the six months ended August 31, 2023:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at February 28, 2023	1,580,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited and expired	-	-
Outstanding at August 31, 2023	1,580,000	$0.57

As of August 31, 2023, there were 1,260,466 stock options exercisable. The outstanding stock options have a weighted average remaining term of 4.79 years and have no intrinsic value.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended August 31, 2023:

	Number of	Weighted Average Exercise Price
	Warrants	Per Share
Outstanding at February 28, 2023	1,400,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited and expired	-
Outstanding at August 31, 2023	1,400,000	$0.50

As of August 31, 2023, the outstanding stock warrants have a weighted average remaining term of 0.83 years and have no intrinsic value.

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

NOTE 7. RELATED PARTY TRANSACTIONS

Advance – Related Party

During the year ended February 28, 2023 the Company received $7,000 of advances from Stephen Epstein, an Officer of the Company. The advance is unsecured, non-interest bearing and payable on demand. As of August 31, 2023 and February 28, 2023, the advances to the related party totaled $7,000.

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

Overview

We operate primarily in the healthcare industry and provide services that include management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations; and financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare. As a result of our limited revenues to date, our board of directors has recently begun to evaluate other business opportunities beyond the scope of our business plan, which may include, among other things, the possible acquisitions of, or investments in, other businesses. We have no written plans or agreements for any transactions with any person with respect to these matters, and we cannot assure you that our Company will enter into any such transactions. In the meantime, we will continue to operate pursuant to our business plan.

In this filing, unless context requires otherwise, references to” we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiaries HBR Pointclear, LLC, HBR Business Development, LLC and UPlus Health, LLC.

Principal Services

Our business plan provides that we generate revenue by providing consulting services. These services include:

•	management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations;

•	financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare; and

•	technology consulting and engineering services.

Our management, board of advisors and board of directors have extensive experience in market expansion strategies, financial analysis, acquisition integration, management consulting and training, healthcare law, corporate law, capital markets, mergers and acquisitions. We believe the combined experience, knowledge, credibility and connections of our people are unique and potentially valuable to prospective clients. As a result of our limited revenues to date, our board of directors has recently begun to evaluate other business opportunities beyond the scope of our business plan, which may include, among other things, the possible acquisitions of, or investments in, other businesses. We have no written plans or agreements for any transactions with any person with respect to these matters, and we cannot assure you that our Company will enter into any such transactions.

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

 As of August 31, 2023, we generated no revenue from technology consulting and engineering services and we are unable to determine how long, if ever, it would take to continue to attract paying clients. We cannot assure you that we will ever generate enough revenue to sustain our operations.

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

3.

Pursue strategic acquisitions. Evaluating select acquisitions of complementary businesses as another means to broaden the scope of our capabilities and our client base is also important to our business model. For example, acquiring companies that provide consulting, training, education, marketing, audits, cost recovery, group purchasing, compliance, certification, security, information technology and other non-clinical healthcare business services would support our business model. Strategic acquisitions could scale our revenue with less business risk. We do not have any agreements to acquire any business at this time, and any future acquisition may result in unforeseen operating difficulties and expenditures particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Additionally, as discussed above, our board of directors has recently begun to evaluate other business opportunities beyond the scope of our business plan, which may include, among other things, the possible acquisitions of, or investments in, other businesses. We have no written plans or agreements for any transactions with any person with respect to these matters, and we cannot assure you that our Company will enter into any such transactions.

Results of Operations for the three months ended August 31, 2023 compared to three months August 31, 2022

Revenues: We generated $0 of revenues for the three months ended August 31, 2023 compared to $1,884 for the three months ended August 31, 2022. Our revenues came from management consulting services performed for customers. The decrease in revenue was attributable to the Company’s inability to obtain new customers.

Operating Expenses: Operating expenses decreased to $19,828 for the three months ended August 31, 2023 compared to $29,168 for the three months ended August 31, 2022. The changes in operating expenses were mainly attributed to the decreases in professional fees of $11,270 which were offset by an increase in general and administrative expenses of $1,930.

Other Income (Expense): Other expense was $2,824 for the three months ended August 31, 2023 compared to other expense of $3,410 for 2022.

Results of Operations for the six months ended August 31, 2023 compared to six months August 31, 2022

Revenues: We generated $0 of revenues for the six months ended August 31, 2023 compared to $1,884 for the six months ended August 31, 2022. Our revenues came from management consulting services performed for customers. The decrease in revenue was attributable to the Company’s inability to obtain new customers.

Operating Expenses: Operating expenses decreased to $48,668 for the six months ended August 31, 2023 compared to $94,580 for the six months ended August 31, 2022. The changes in operating expenses were mainly attributed to the decreases in professional fees of $42,4 and other general and administrative expenses of $3,437.

Other Income (Expense): Other expense was $5,251 for the six months ended August 31, 2023 compared to other income of $7,160 for 2022. The change was attributable to the gain on settlement of accrued interest notes payable of $14,906 in prior year.

Liquidity and Capital Resources

On August 31, 2023, we had cash of $27,411 and we had a working capital deficit of $90,822.

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company’s CEO. On July 12, 2023, the Company amended the secured convertible note of $100,000 issued on July 1, 2022. The amended secured convertible note was increased to $150,000 and is due on January 1, 2024. As of August 31, 2023, the Company has drawn $104,103 on the convertible note.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $400 and $29,279 for the six months ended August 31, 2023 and 2022, respectively, and mainly included stock-based compensation, professional fees to our consultants, attorneys, and accountants.

Cash provided by investing activities

Net cash provided by investing activities was $13,619 and $16,343 for the six months ended August 31, 2023 and 2022, respectively, which was related to payments on note receivable balance.

Cash provided by financing activities

Net cash provided by financing activities was $0 for the six months ended August 31, 2023. Net cash provided by financing activities was $0 for the six months ended August 31, 2022, which was related to proceeds from notes payable, related party and payments on notes payable and notes payable, related party.

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

Off-Balance Sheet Arrangements

As of August 31, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended August 31, 2023.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of August 31, 2023 include the following:

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

SEC Reference Number	Title of Document

3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
3.2	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020
4.1	Promissory Note -July 1, 2022	Incorporated by reference to Company’s Form 8-K filed on 07/6/2022

4.2	Amendment to Promissory Note – July 12, 2023	Incorporated by reference to Company’s Form 10-Q filed on 07/14/2023

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 5, 2023.

Healthcare Business Resources Inc.
Registrant

By:	/s/ Stephen Epstein
Stephen Epstein,
Chief Executive Officer and Chief Financial Officer

