Form 10-Q
period 2023-12-31
Healthcare Business Resources, Inc.
filed 2024-02-15
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56214

Healthcare Business Resources Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3639946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1983 N Berra Blvd, Tooele, Utah	84074
(Address of principal executive offices)	(Zip Code)

435-830-6979

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,054,150,000 shares of common stock as of February 15, 2024.

Healthcare Business Resources Inc.

HEALTHCARE BUSINESS RESOURCES INC.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2023	June 30, 2023

Assets
Current Assets:
Cash	$364,733	$278,756
Prepaid expenses	-	477,000
Inventory	1,590,000	-
Total current assets	1,954,733	755,756

Property and equipment, net	1,610	2,214
Right of use asset, operating lease	1,174	8,011
Intangible assets, net	97,338	186,300
Total Assets	$2,054,855	$952,281

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$79,104	$30,234
Related party advances	8,731	8,731
Right of use liability, operating lease, current	1,190	8,127
Total current liabilities	89,025	47,092

Notes payable	50,500	125,000
Total Liabilities	139,525	172,092

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 1,054,150,000 and 1,020,519,491 shares issued and outstanding, respectively	1,054,150	1,020,519
Additional paid-in capital	3,371,058	1,573,081
Subscription payable		50,000
Accumulated deficit	(2,569,033)	(1,863,411)
Total Stockholders' equity attributable to Healthcare Business Resources, Inc.	1,856,175	780,189
Noncontrolling interest	59,155	-
Total stockholders’ equity	1,915,330	780,189
Total Liabilities and Stockholders' Deficit	$2,054,855	$952,281

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES INC.
Consolidated Statements of Operations
For the Three and Six Months Ended December 31, 2023 and 2022
(Unaudited)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022

Operating expenses:
Research and development	$-	$137,200	$-	$137,726
General and administrative	582,215	58,899	707,693	118,094

Total operating expenses	582,215	196,099	707,693	255,820

Loss from operations	(582,215)	(196,099)	(707,693)	(255,820)

Other income (expense):
Interest expense	(354)	(808)	(707)	(1,615)
Other income	1,314	102	1,536	272
Total other income (expense)	960	(706)	829	(1,343)

Net loss	(581,255)	$(196,805)	$(706,864)	$(257,163)
Noncontrolling interest	(1,242)	-	(1,242)	-
Net loss attributable to Healthcare Business Resources, Inc.	$(580,013)	$(196,805)	$(705,622)	$(257,163)

Loss per share – basic and diluted attributable to Health Business Resources, Inc.	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share - basic and diluted attributable to noncontrolling interest.	$(0.00)	$-	$(0.00)	$-

Weighted average shares outstanding – basic and diluted	1,044,001,500	993,399,680	1,034,660,792	981,522,075

See accompanying notes to the unaudited consolidated financial statements.

Healthcare Business Resources, Inc.
Consolidated Statements of Stockholders' Equity
For the Periods Ended December 31, 2023 and 2022
(Unaudited)

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2022	894,059,712	$894,060	$607,540	$-	$(1,019,784)	$481,816	$-	$481,816
Recapitalization	99,339,968	99,340	(99,340)			-		-
Net loss					(60,358)	(60,358)		(60,358)
Balance, September 30, 2022	993,399,680	993,400	508,200	-	(1,080,142)	421,458	-	421,458
Net loss					(196,805)	(196,805)		(196,805)
Balance, December 31, 2022	993,399,680	993,400	508,200	$-	$(1,276,947)	$224,653	$-	$224,653

Balance, June 30, 2023	1,020,519,491	1,020,519	1,573,081	$50,000	$(1,863,411)	$780,189	$-	$780,189
Common stock sold for cash	6,208,749	6,209	243,791	(50,000)		200,000		200,000
Net Loss		-	-	-	(125,609)	(125,609)		(125,609)
Balance, September 30, 2023	1,026,728,240	1,026,728	1,816,872	-	(1,989,020)	854,580	-	854,580
Common stock sold for cash	46,920,750	46,921	1,842,379			1,889,300		1,889,300
Recapitalization	10,303,000	10,303	(257,598)			(247,295)		(247,295)
Reclassification of noncontrolling interest	(29,801,990)	(29,802)	(30,595)			(60,397)	60,397	-
Net Loss		-	-	-	(580,013)	(580,013)	(1,242)	(581,255)
Balance, December 31, 2023	1,054,150,000	$1,054,150	$3,371,058	$-	$(2,569,033)	$1,856,175	$59,155	$1,915,330

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES INC.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2023 and 2022
(Unaudited)

	December 31, 2023	December 31, 2022

Cash Flows from Operating Activities:
Net loss	$(706,864)	$(257,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	89,566	-
Amortization of right of use assets	6,837	6,179
Changes in operating assets and liabilities:
Prepaid expenses	477,000	-
Inventory	(1,590,000)	-
Accounts payable and accrued liabilities	(69,959)	1,615
Right of use liabilities	(6,937)	(6,279)
Net cash used in operating activities	(1,800,357)	(255,648)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	-
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities:
Repayment on notes payable	(74,500)	-
Repayment of line of credit	(128,466)	-
Proceeds from sale of common stock	2,089,300	-
Net cash provided by financing activities	1,886,334	-

Net change in cash	85,977	(255,648)

Cash, at beginning of period	278,756	434,831

Cash, at end of period	$364,733	$179,183

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

Healthcare Business Resources, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

On September 9, 2019 (commencement of operations), Healthcare Business Resources Inc. (“we”, “our”, the “Company”), a domestic corporation was organized in Delaware to provide consulting services to healthcare organizations.

On October 18, 2023, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with GenFlat, Inc. (“GenFlat”), a Delaware corporation, and GenFlat shareholders who own 97.1% of the outstanding shares of common stock of GenFlat. Pursuant to the Share Exchange Agreement, all GenFlat shareholders who are parties to the Share Exchange Agreement will receive ninety eight percent (98%) of the issued and outstanding shares of common stock of the Company in exchange for their shares of GenFlat common stock on a pro rata basis.

The Share Exchange Agreement closed on December 20, 2023. Pursuant to the Share Exchange Agreement, and on the terms and subject to the conditions contained therein, at the closing, the Company acquired 97.22% of the outstanding shares of common stock of GenFlat from GenFlat stockholders who were a party to the Share Exchange Agreement in exchange for 1,043,847,000 shares of common stock of the Company. Additionally, 11,000,000 shares of outstanding Company common stock were canceled, resulting in 1,054,150,000 shares of common stock issued and outstanding as of the Closing Date.

As a result of the closing of the Share Exchange Agreement, the Company discontinued all aspects of its health care consulting business, and the Company is now focused on developing the GenFlat business plan. GenFlat is a start-up company that developed a more sustainable collapsible marine container, replacing traditional standard marine containers. GenFlat plans to operate as a container sales and leasing company and supply GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures. Further, in accordance with “reverse acquisition” accounting treatment, the historical financial statements of GenFlat as of period ends, and for periods ended, prior to the acquisition will become the historical financial statements of the Company in all future filings with the SEC, and our fiscal year end is now June 30. All prior period information presented within this filing is of GenFlat, Inc. historical operations.

In this filing, unless context requires otherwise, references to “we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiaries: GenFlat, Inc, Collapsible Revolution, LLC, Sub Oceanic Genflat LLC.

Liquidity and Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2023 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended December 31, 2023, are not necessarily indicative of the final results that may be expected for the year ending June 30, 2024. For more complete financial information, these unaudited financial statements should be read in conjunction with the GenFlat audited financial statements for the year ended June 30, 2023, included in Exhibit 99.3 to our Form 8-K/A filed with the SEC on February 2, 2024. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 8-K/A, have been omitted.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Inventory

Inventory consists of finished goods of collapsible marine shipping containers. Inventory is valued at cost, based on the average cost method, unless and until the net realizable value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to the net realizable value. As of December 31, 2023, inventory consists of finished goods of $1,590,000.

As of December 31, 2023, and June 30, 2023, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Long-Lived Assets

The Company amortizes acquired definite-lived intangible assets over their estimated useful lives. Other indefinite-lived intangible assets are not amortized but subject to annual impairment tests. In accordance with ASC 360 “Property Plant and Equipment,” the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

Revenue Recognition

The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (the “new revenue standard”) to all contracts using the modified retrospective method.

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

Basic and Diluted Loss Per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of December 31, 2023, or June 30, 2023.

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Stock-Based Compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based compensation plans. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value. The Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value:

Expected Dividends. We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Expected Volatility. The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determine the expected volatility solely based upon the historical volatility of a peer group of companies of similar size and with similar operations.

Risk-Free Interest Rate. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected Term. The expected life of stock options granted is based on the actual vesting date and the end of the contractual term.

Stock Option Exercise Price and Grant Date Price of Common Stock. Currently the Company utilizes the most recent cash sale price of its common stock as the most reasonable indication of fair value.

The Company accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 505, “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Research and Development Costs

Research and development costs are expensed as incurred.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3.  INTANGIBLE ASSETS, NET

On March 26, 2021, the Company acquired a group of patents related to the container design and functionality for a purchase price of $185,000. The Company paid $60,000 in cash and issued a $125,000 note payable for the transaction. The patents acquired are recognized as a long-lived intangible asset and are amortized over their estimated useful lives.

The following table represents the balances of intangible assets as of December 31, 2023 and June 30, 2023:

	Estimated life	December 31, 2023	June 30, 2023

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(88,962)	-
Net Intangible		$97,338	$186,300

During the six months ended December 31, 2023, the Company recognized amortization expense of $88,962 on the intangible assets.

NOTE 4. LEASES

The Company maintains an operating lease for its office space. The lease has a remaining term of 4 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2023, and June 30, 2023, the amount of right-of-use assets and lease liabilities were $1,173 and $1,190 and $8,011 and $8,127, respectively. Aggregate lease expense for the six months ended December 31, 2023, and 2022 was $7,100, respectively.

		Remaining
		Term in
	Operating Lease	Years
2023	1,200
2024	-
Total lease payments	1,200
Less: imputed interest	(10)
Present value of lease liability	1,190	0.08

NOTE 5. DEBT

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company’s CEO. In the event of an event of default on the note, at the option of the holder, the note can be converted into shares of the Company’s common stock at the conversion price of $0.01 per share. On July 12, 2023, the Company amended the secured convertible note of $100,000 issued on July 1, 2022. The amended secured convertible note was increased to $150,000 and is due on January 1, 2024. Following the Share Exchange, the Company repaid and extinguished the secured convertible note and accrued interest in full as of December 31, 2023.

Note Payable

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. During the period ended September 30, 2023, the Company repaid $74,500. As of December 31, 2023, and June 30, 2023, the balance owed on the note was $50,500 and $125,000, respectively. Accrued interest on the note was $7,908 and $7,201 as of December 31, 2023, and June 30, 2023.

NOTE 6. STOCKHOLDERS’ EQUITY

On September 8, 2023, the stockholders of Healthcare Business Resources Inc. approved an amendment (the “Amendment”) to Healthcare Business Resources Inc.’s Certificate of Incorporation to increase the total number of shares of common stock that it shall have authority to issue from 200,000,000 shares to 2,500,000,000 shares. The Amendment was filed with the Secretary of the State of Delaware and became effective on October 16, 2023.

During the six months ended December 31, 2023, prior to closing of the Share Exchange, GenFlat sold a total of 534,825 shares of its common stock in exchange for cash proceeds of $2,089,300.

As a result of the Share Exchange, the Company recognized a noncontrolling interest related to the portion of GenFlat equity held by a shareholder not party to the Share Exchange agreement, representing 2.78% of outstanding GenFlat shares prior to the merger.

On October 18, 2023, the Company entered into the Share Exchange Agreement with GenFlat and GenFlat shareholders who own 97.1% of the outstanding shares of common stock of GenFlat. Pursuant to the Share Exchange Agreement, all GenFlat shareholders who are parties to the Share Exchange Agreement will receive ninety eight percent (98%) of the issued and outstanding shares of common stock of the Company in exchange for their shares of GenFlat common stock on a pro rata basis.

The Share Exchange Agreement closed on December 20, 2023. Pursuant to the Share Exchange Agreement, and on the terms and subject to the conditions contained therein, at the closing, the Company acquired 97.22% of the outstanding shares of common stock of GenFlat from GenFlat stockholders who were a party to the Share Exchange Agreement in exchange for 1,043,847,000 shares of common stock of the Company. Additionally, 11,000,000 shares of outstanding Company common stock were canceled, resulting in 1,054,150,000 shares of common stock issued and outstanding as of the Closing Date.

The Share Exchange was accounted for as a reverse acquisition under ASC 805 due to the change in voting control of the legal acquirer. GenFlat was determined to be the accounting acquirer. As a result of the transaction, the Company has presented the historical operations of GenFlat prior to the merger in its consolidated financial statements. The balance sheet of HBR at the date of the Share Exchange Agreement consisted of the following:

Accounts payable	$108,953
Accrued interest	9,877
Senior Secured Convertible Credit line	128,466
Total liabilities assumed	$247,296

Subsequent to the closing of the Share Exchange, the Company repaid the Senior Secured Convertible Credit Line and accrued interest in full.

As a result of the Share Exchange, the Company recognized a noncontrolling interest related to the portion of GenFlat equity held by a shareholder not party to the Share Exchange agreement, representing 2.78% of outstanding GenFlat shares prior to the merger.

Incentive Stock Options

The following table summarizes the stock option activity for the six months ended December 31, 2023:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at June 30, 2023	1,580,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited and expired	(810,000)	0.64
Outstanding at December 31, 2023	1,580,000	$0.50

As of December 31, 2023, there were 764,000 stock options exercisable. The outstanding stock options have a weighted average remaining term of 6.5 years and have no intrinsic value.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended December 31, 2023:

	Number of	Weighted Average Exercise Price
	Warrants	Per Share
Outstanding at June 30, 2023	1,400,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited and expired	-
Outstanding at December 31, 2023	1,400,000	$0.50

The outstanding stock warrants have a weighted average remaining term of 0.5 years and no intrinsic value.

NOTE 7. RELATED PARTY TRANSACTIONS

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of December 31, 2023, and June 30, 2023, the Company owed $8,731 in advances the Company’s CEO. The Company’s CEO receives $15,000 per month in consulting fees on a month-to-month basis. The Company’s Chief Operating Officer is a family member of the CEO and receives an annual salary of $150,000.

In May 2022, Collapsible Revolution, LLC entered into a consulting agreement with an advisor for consulting services related to public market listing of the Company. The Company paid $20,000 in cash to the consultant and agreed to pay an additional $20,000 upon filing of a prospectus, $25,000 upon effectiveness of such prospectus, and $25,000 upon public listing of the Company’s shares of common stock. The Company also agreed to issue 10% of the outstanding common shares of the Company to the consultant. The consultant formed GenFlat, Inc. in July 2022, and was its sole officer and Director until the closing of a reverse merger. The consultant held 1,000,000 shares of common stock of the Company that were issued at par value upon formation of GenFlat. At the time of the reverse merger, the consultant resigned as a Director and Officer, and amended the consulting agreement to remove the equity consideration described above. The consultant was paid $70,000 as a transaction fee as a result of the Share Exchange between GenFlat and the Company. This consultant was also a shareholder of the Company, and the holder of the  Senior Secured Line of Credit.

The Company maintains an operating lease for its office space. The lease has a remaining term of 4 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2023, and June 30, 2023, the amount of right-of-use assets and lease liabilities were $1,173 and $1,190 and $8,011 and $8,127, respectively. Aggregate lease expense for the six months ended December 31, 2023, and 2022 was $7,100, respectively.

No member of management has benefited from the transactions with related parties.

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company cannot predict with certainty, however, the outcome or effect of any litigation, investigatory matters, or claims. There can be no assurance as to the ultimate outcome of any lawsuits and investigations.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated events through February 15, 2024, the date these financial statements were available for issuance, and determined there were no events requiring disclosures.

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 30, 2023 and in Exhibit 99.1 to our Form 8-K/A filed with the SEC on February 2, 2024. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10-K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We historically operated in the healthcare industry and provided services that included management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations; and financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare. As a result of our limited revenues, our board of directors began to evaluate other business opportunities beyond the scope of our business plan relating to the healthcare industry. On October 18, 2023, we entered into a Share Exchange Agreement (“Share Exchange Agreement”) with GenFlat, Inc. (“GenFlat”), a Delaware corporation, and GenFlat shareholders who owned 97.2% of the outstanding shares of common stock of GenFlat. See Note 1 to our Consolidated Interim Financial Statements appearing elsewhere in this report on Form 10-Q. GenFlat is a start-up company that developed a more sustainable collapsible marine container, replacing traditional standard marine containers. The Share Exchange Agreement closed on December 20, 2023.

GenFlat has built and patented a certified collapsible marine shipping container (“GenFlat Container”). The GenFlat Containers are manufactured by China International Mariner Containers (“CIMC”) in Dalian, China. Manufacturing and marketing of the containers commenced in September 2023.

Pursuant to the Share Exchange Agreement, and on the terms and subject to the conditions contained therein, at the closing, the Company acquired 97.22% of the outstanding shares of common stock of GenFlat from GenFlat stockholders who were a party to the Share Exchange Agreement in exchange for 1,043,847,000 shares of common stock of the Company. Additionally, 11,000,000 shares of outstanding Company common stock were canceled, resulting in 1,054,150,000 shares of common stock issued and outstanding as of the closing date.

Additionally, at the closing, a change in control of the Company occurred whereby the existing members of the Company’s executive management and board of directors resigned, and Genflat’s designees were appointed as members of the Company’s executive management and board of directors. Also, Genflat paid $77,500 in Company payables and paid the Company’s outstanding balance due on its senior secured convertible credit line.

As a result of the closing of the Share Exchange Agreement, the Company discontinued all aspects of its health care consulting business, and we are now focused on developing the GenFlat business plan. GenFlat is a start-up company that developed a more sustainable collapsible marine container, replacing traditional standard marine containers. GenFlat plans to operate as a container sales and leasing company and supply GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures. Further, in accordance with “reverse acquisition” accounting treatment, the historical financial statements of GenFlat as of period ends, and for periods ended, prior to the acquisition will become the historical financial statements of our Company in all future filings with the SEC, and our fiscal year end is now June 30. All prior period information presented within this filing is of GenFlat, Inc. historical operations.

The Company remains subject to the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the rules and regulations promulgated thereunder, which requires us, among other things, to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to continue to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

Results of Operations for the three months ended December 31, 2023 compared to three months December 31, 2022.

Revenues: We generated $0 of revenues for the three months ended December 31, 2023 and 2022.

Operating Expenses: Operating expenses increased to $582,215 for the three months ended December 31, 2023 compared to $196,099 for the three months ended December 31, 2022. The changes in operating expenses were mainly attributed to the increase in general and administrative expense of $523,316, offset by the decrease in research and development expense of $137,200. General and administrative expenses increased as a result of the costs associated with the GenFlat historical financial statement audits, legal costs associated with the Share Exchange agreement and closing, and increased fundraising activities during calendar 2023. Research and development expenses decreased as the Company completed its development of the GenFlat Container in December 2022 and began fundraising to begin production.

Total Other Income (Expense): Total other income was $960 for the three months ended December 31, 2023 compared to total other expense of $706 for 2022.

Results of Operations for the six months ended December 31, 2023 compared to six months December 31, 2022.

Revenues: We generated $0 of revenues for the six months ended December 31, 2023 and 2022.

Operating Expenses: Operating expenses increased to $707,693 for the six months ended December 31, 2023 compared to $255,820 for the six months ended December 31, 2022. The changes in operating expenses were mainly attributed to the increase in general and administrative expenses of $589,599, offset by the decrease in research and development expenses of $137,726. General and administrative expenses increased as a result of the costs associated with the GenFlat historical financial statement audits, legal costs associated with the Share Exchange agreement and closing, and increased fundraising activities during calendar 2023. They also included approximately $88,000 of amortization expense on intangible assets. Research and development expenses decreased as the Company completed its development of the GenFlat Container in December 2022 and began fundraising to begin production.

Total Other Income (Expense): Total other income was $829 for the six months ended December 31, 2023 compared to total other expense of $1,343 for 2022.

Liquidity and Capital Resources

On December 31, 2023, we had cash of $364,733 and we had a working capital of $1,865,708.

We believe that our existing cash will not be sufficient to fund our present operations during the next 12 months and beyond. The Company’s audited annual consolidated financial statements and its unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2023 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacture its products. However, there is no assurance of additional funding being available through these plans or other sources.

Summary of Cash Flows

Cash used in operating activities.

Net cash used in operating activities was $1,800,357 and $255,648 for the six months ended December 31, 2023 and 2022, respectively, and mainly included payments related to the increase in inventory, payment of professional fees related to the Share Exchange Agreement and financial statement audits of GenFlat Inc.

Cash provided by investing activities.

Net cash provided by investing activities was $0 for the six months ended December 31, 2023 and 2022.

Cash provided by financing activities.

Net cash provided by financing activities was $1,886,334 for the six months ended December 31, 2022, which was related to $2,089,300 in cash proceeds from sale of common stock by GenFlat, inc. prior to the Share Exchange closing, repayment of the Company’s senior secured line of credit of $128,466 and a payment on notes payable of $74,500. Net cash provided by financing activities was $0 for the six months ended December 31, 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Our contractual obligations are discussed in Note 4. Leases and Note 5. Debt in the notes to our Consolidated Interim Financial Statements appearing elsewhere in this report on Form 10-Q.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of December 31, 2023 include the following:

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On October 18, 2023, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with GenFlat, Inc. (“GenFlat”), a Delaware corporation, and GenFlat shareholders who own 97.1% of the outstanding shares of common stock of GenFlat. Pursuant to the Share Exchange Agreement, all GenFlat shareholders who are parties to the Share Exchange Agreement will receive ninety eight percent (98%) of the issued and outstanding shares of common stock of the Company in exchange for their shares of GenFlat common stock on a pro rata basis.

The Share Exchange Agreement closed on December 20, 2023. Pursuant to the Share Exchange Agreement, and on the terms and subject to the conditions contained therein, at the closing, the Company acquired 97.22% of the outstanding shares of common stock of GenFlat from GenFlat stockholders who were a party to the Share Exchange Agreement in exchange for 1,043,847,000 shares of common stock of the Company. Additionally, 11,000,000 shares of outstanding Company common stock were canceled, resulting in 1,054,150,000 shares of common stock issued and outstanding as of the Closing Date. The 11,000,000 shares of outstanding Company common stock that were canceled on December 20, 2023 were owned by the Company’s then CEO/CFO/Sole director, Stephen Epstein.

ITEM 6. EXHIBITS.

Exhibit Index

SEC Reference Number	Title of Document	Location

2.1	Share Exchange Agreement dated October 18, 2023	Incorporated by reference to Company’s Form 8-K filed on 10/23/2023

3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020

3.2	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference to Company’s Form 8-K filed on 10/17/2023

3.3	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020

10.1	Consulting Agreement - Meraki Partners LLC dated 5/20/2022, as amended on10/31/2022	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.2	Employment Agreement - Drew D. Hall dated 12/20/2023	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.3	Employment Agreement - Garrett R. Hall dated 12/20/2023	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.4	Employment Agreement - Joseph J. Maggio dated 12/20/2023	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.5	Collapsable Container and Actuator Agreement with China International Marine Containers dated 7/6/2018 (included in Exhibit 10.6)	(Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.6	Assignment of Collapsable Container and Actuator Agreement to Collapsible Revolution, LLC . dated 5/31/2021	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

26.1	Purchases of equity securities by the issuer and affiliated purchasers	Filed Herewith

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

Filed Herewith

99.1	Consulting Agreement - Alex Bellehumeur dated 01/05/2024	Incorporated by reference to Company’s Form 8-K filed on 01/19/2024

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 15, 2024.

Healthcare Business Resources Inc.
Registrant

By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer and Chief Financial Officer

