Form 10-Q
period 2024-03-31
Healthcare Business Resources, Inc.
filed 2024-05-15
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

718 Thompson Lane, Suite 108-273 Nashville, TN 37204

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,054,150,003 shares of common stock as of May 12, 2024.

Healthcare Business Resources Inc.

HEALTHCARE BUSINESS RESOURCES INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	June 30, 2023

Assets
Current Assets:
Cash	$142,649	$278,756
Prepaid expenses	-	477,000
Inventory	1,590,000	-
Total current assets	1,732,649	755,756

Property and equipment, net	1,409	2,214
Right of use asset, operating lease	11,652	8,011
Intangible assets, net	89,226	186,300
Total Assets	$1,834,936	$952,281

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$48,885	$30,234
Related party advances	8,731	8,731
Right of use liability, operating lease, current	11,468	8,127
Total current liabilities	69,084	47,092

Notes payable	50,500	125,000
Total Liabilities	119,584	172,092

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 1,054,150,003 and 1,020,519,491 shares issued and outstanding, respectively	1,054,150	1,020,519
Additional paid-in capital	3,371,058	1,573,081
Subscription payable	-	50,000
Accumulated deficit	(2,760,978)	(1,863,411)
Total Stockholders' equity attributable to Healthcare Business Resources, Inc.	1,664,230	780,189
Noncontrolling interest	51,122	-
Total stockholders’ equity	1,715,352	780,189
Total Liabilities and Stockholders' Equity	$1,834,936	$952,281

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2024 and 2023
(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023

Operating expenses:
Research and development	$-	$125,280	$-	$263,006
General and administrative	199,991	48,816	907,684	166,910

Total operating expenses	199,991	174,096	907,684	429,916

Loss from operations	(199,991)	(174,096)	(907,684)	(429,916)

Other income (expense):
Interest expense	(440)	(805)	(1,147)	(2,420)
Other income	453	45	1,989	317
Total other income (expense)	13	(760)	842	(2,103)

Net loss	(199,978)	$(174,856)	$(906,842)	$(432,019)
Noncontrolling interest	(8,033)	-	(9,275)	-
Net loss attributable to Healthcare Business Resources, Inc.	$(191,945)	$(174,856)	$(897,567)	$(432,019)

Loss per share – basic and diluted attributable to Health Business Resources, Inc.	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share - basic and diluted attributable to noncontrolling interest.	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,054,150,003	993,399,680	1,047,562,344	985,423,478

See accompanying notes to the unaudited consolidated financial statements.

Healthcare Business Resources, Inc.
Consolidated Statements of Stockholders' Equity
For the Periods Ended March 31, 2024 and 2023
(Unaudited)

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2022	894,059,712	$894,060	$607,540	$-	$(1,019,784)	$481,816	$-	$481,816
Recapitalization	99,339,968	99,340	(99,340)			-		-
Net loss					(60,358)	(60,358)		(60,358)
Balance, September 30, 2022	993,399,680	993,400	508,200	-	(1,080,142)	421,458	-	421,458
Net loss					(196,805)	(196,805)		(196,805)
Balance, December 31, 2022	993,399,680	993,400	508,200	-	(1,276,947)	224,653	-	224,653

Net loss					(174,856)	(174,856)		(174,856)
Balance, March 31, 2023	993,399,680	993,400	508,200	$-	$(1,451,803)	$49,797	$-	$49,797

Balance, June 30, 2023	1,020,519,491	1,020,519	1,573,081	$50,000	$(1,863,411)	$780,189	$-	$780,189
Common stock sold for cash	6,208,752	6,209	243,791	(50,000)		200,000		200,000
Net Loss		-	-	-	(125,609)	(125,609)		(125,609)
Balance, September 30, 2023	1,026,728,243	1,026,728	1,816,872	-	(1,989,020)	854,580	-	854,580
Common stock sold for cash	46,920,750	46,921	1,842,379			1,889,300		1,889,300
Recapitalization	10,303,000	10,303	(257,598)			(247,295)		(247,295)
Reclassification of noncontrolling interest	(29,801,990)	(29,802)	(30,595)			(60,397)	60,397	-
Net Loss		-	-	-	(580,013)	(580,013)	(1,242)	(581,255)
Balance, December 31, 2023	1,054,150,003	$1,054,150	$3,371,058	-	(2,569,033)	1,856,175	59,155	1,915,330
Net Loss		-	-	-	(191,945)	(191,945)	(8,033)	(199,978)
Balance, March 31, 2024	1,054,150,003	$1,054,150	$3,371,058	$-	$(2,760,978)	$1,664,230	$51,122	$1,715,352

See accompanying notes to the unaudited consolidated financial statements.

HEALTHCARE BUSINESS RESOURCES INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2024 and 2023
(Unaudited)

	March 31, 2024	March 31, 2023

Cash Flows from Operating Activities:
Net loss	$(906,842)	$(432,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	97,879	-
Amortization of right of use assets	10,008	9,388
Changes in operating assets and liabilities:
Prepaid expenses	477,000	-
Inventory	(1,590,000)	-
Accounts payable and accrued liabilities	(100,178)	2,420
Right of use liabilities	(10,308)	(9,538)
Net cash used in operating activities	(2,022,441)	(429,749)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	-
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities:
Repayment on notes payable	(74,500)	-
Repayment of line of credit	(128,466)	-
Proceeds from sale of common stock	2,089,300	-
Net cash provided by financing activities	1,886,334	-

Net change in cash	(136,107)	(429,749)

Cash, at beginning of period	278,756	434,831

Cash, at end of period	$142,649	$5,082

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

On June 18, 2021, we and HBR Sub, Inc., a Delaware corporation and our wholly owned subsidiary entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with UserTech U.S. LLC, a Delaware limited liability company (“UPlus”) and UPlus Health, LLC, a Delaware limited liability company and a wholly-owned subsidiary of UPlus (“UPlus Health”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, HBR Sub, Inc. was merged with and into UPlus Health, with UPlus Health surviving the merger on the terms and subject to the conditions set forth in the Merger Agreement and certain ancillary agreements. This transaction closed on August 31, 2021.

On March 18, 2024, The Company, UPLus and Uplus Health entered into a termination agreement to unwind this agreement, effective March 22, 2024. As a result, the 1,400,000 common stock warrants with an exercise price of $0.50 per share were cancelled, and 1,000,000 shares of common stock will be cancelled.

In this filing, unless context requires otherwise, references to “we,” “our,” “us” and “our Company” refer to Healthcare Business Resources Inc., a Delaware corporation, and its subsidiaries: GenFlat, Inc, Collapsible Revolution, LLC, Sub Oceanic Genflat LLC.

Liquidity and Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2024 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended March 31, 2024, are not necessarily indicative of the final results that may be expected for the year ending June 30, 2024. For more complete financial information, these unaudited financial statements should be read in conjunction with the GenFlat audited financial statements for the year ended June 30, 2023, included in Exhibit 99.3 to our Form 8-K/A filed with the SEC on February 2, 2024. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 8-K/A, have been omitted.

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

Inventory

Inventory consists of finished goods of collapsible marine shipping containers. Inventory is valued at cost, based on the average cost method, unless and until the net realizable value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to the net realizable value. As of March 31, 2024, inventory consists of finished goods of $1,590,000.

As of March 31, 2024, and June 30, 2023, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of March 31, 2024, no impairment was recorded.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of March 31, 2024, or June 30, 2023.

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

The following table represents the balances of intangible assets as of March 31, 2024 and June 30, 2023:

	Estimated life	March 31, 2024	June 30, 2023

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(97,074)	-
Net Intangible		$89,226	$186,300

During the nine months ended March 31, 2024, the Company recognized amortization expense of $97,074 on the intangible assets.

NOTE 4. LEASES

The Company maintains an operating lease for its office space. The lease has a remaining term of 10 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The amount of right-of-use assets and lease liabilities were $11,652 and $11,468 as of March 31, 2024 and $8,011 and $8,127, respectively as of June 30, 2023. Aggregate lease expense for the nine months ended March 31, 2024, and 2023 was $10,500 and $10,650, respectively.

		Remaining
		Term in
	Operating Lease	Years
2024	12,000
2025	-
Total lease payments	12,000
Less: imputed interest	(532)
Present value of lease liability	11,468	0.83

NOTE 5. DEBT

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 11,000,000 shares of the Company’s common stock held by the Company’s CEO. In the event of an event of default on the note, at the option of the holder, the note can be converted into shares of the Company’s common stock at the conversion price of $0.01 per share. On July 12, 2023, the Company amended the secured convertible note of $100,000 issued on July 1, 2022. The amended secured convertible note was increased to $150,000 and is due on January 1, 2024. Following the Share Exchange, the Company repaid and extinguished the secured convertible note and accrued interest in full as of March 31, 2024.

Note Payable

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. During the period ended September 30, 2023, the Company repaid $74,500. As of March 31, 2024, and June 30, 2023, the balance owed on the note was $50,500 and $125,000, respectively. Accrued interest on the note was $8,348 and $7,201 as of March 31, 2024, and June 30, 2023.

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

During the nine months ended March 31, 2024, prior to closing of the Share Exchange, GenFlat sold a total of 534,825 shares of its common stock in exchange for net cash proceeds of $2,139,300. GenFlat also returned $50,000 in cash to an investor who subscribed to shares during the year ended June 30, 2023.

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

Incentive Stock Options

The following table summarizes the stock option activity for the nine months ended March 31, 2024:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at June 30, 2023	1,580,000	$0.57
Granted	-	-
Exercised	-	-
Forfeited and expired	(810,000)	0.64
Outstanding at March 31, 2024	770,000	$0.50

As of March 31, 2024, there were 764,000 stock options exercisable. The outstanding stock options have a weighted average remaining term of 6.25 years and have no intrinsic value.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended March 31, 2024:

	Number of	Weighted Average Exercise Price
	Warrants	Per Share
Outstanding at June 30, 2023	1,400,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited and expired	(1,400,000)	0.50
Outstanding at March 31, 2024	-	$-

The outstanding stock warrants have a weighted average remaining term of 0.5 years and no intrinsic value.

NOTE 7. RELATED PARTY TRANSACTIONS

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of March 31, 2024, and June 30, 2023, the Company owed $8,731 in advances the Company’s CEO. The Company’s CEO receives $15,000 per month in consulting fees on a month-to-month basis. The Company’s Chief Operating Officer is a family member of the CEO and receives an annual salary of $150,000.

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

The Company maintains an operating lease for its office space. The lease has a remaining term of 10 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. See Note 4.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated events through May 15, 2024, the date these financial statements were available for issuance, and determined there were no events requiring disclosures.

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

Overview

We historically operated in the healthcare industry and provided services that included management consulting related to sales, marketing, business development and advisory board functions to healthcare organizations; and financial incentive program services to identify grants, tax credits and other government incentives for companies across a variety of industries including healthcare. As a result of our limited revenues, our board of directors began to evaluate other business opportunities beyond the scope of our business plan relating to the healthcare industry. On October 18, 2023, we entered into a Share Exchange Agreement (“Share Exchange Agreement”) with GenFlat, Inc. (“GenFlat”), a Delaware corporation, and GenFlat shareholders who owned 97.2% of the outstanding shares of common stock of GenFlat. See Note 1 to our unaudited interim consolidated financial statements appearing elsewhere in this report on Form 10-Q. GenFlat is a start-up company that developed a more sustainable collapsible marine container, replacing traditional standard marine containers. The Share Exchange Agreement closed on December 20, 2023.

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

Capital Requirements

We currently do not generate revenue. We are currently satisfying our capital requirements primarily through the issuance and sale of our common stock.

Results of Operations for the three months ended March 31, 2024 compared to three months March 31, 2023.

Revenues: We generated $0 of revenues for the three months ended March 31, 2024 and 2023.

Operating Expenses: Operating expenses increased to $199,991 for the three months ended March 31, 2024 compared to $174,096 for the three months ended March 31, 2023. The changes in operating expenses were mainly attributed to the increase in general and administrative expense of $151,175, offset by the decrease in research and development expense of $125,280. General and administrative expenses increased as a result of the costs associated with the GenFlat historical financial statement audits, legal costs associated with the Share Exchange agreement and closing, and increased fundraising activities during calendar year 2023. Research and development expenses decreased as the Company completed its development of the GenFlat Container in December 2022 and began fundraising to begin production.

Total Other Income (Expense): Total other income was $13 for the three months ended March 31, 2024 compared to total other expense of $760 for 2023.

Results of Operations for the nine months ended March 31, 2024 compared to nine months March 31, 2023.

Revenues: We generated $0 of revenues for the nine months ended March 31, 2024 and 2023.

Operating Expenses: Operating expenses increased to $907,684 for the nine months ended March 31, 2024 compared to $429,916 for the nine months ended March 31, 2023. The changes in operating expenses were mainly attributed to the increase in general and administrative expenses of $740,774, offset by the decrease in research and development expenses of $263,006. General and administrative expenses increased as a result of the costs associated with the GenFlat historical financial statement audits, legal costs associated with the Share Exchange agreement and closing, and increased fundraising activities during calendar year 2023. They also included approximately $97,000 of amortization expense on intangible assets. Research and development expenses decreased as the Company completed its development of the GenFlat Container in December 2022 and began fundraising to begin production.

Total Other Income (Expense): Total other income was $842 for the nine months ended March 31, 2024 compared to total other expense of $2,103 for 2023.

Liquidity and Capital Resources

On March 31, 2024, we had cash of $142,649 and we had a working capital of $1,663,565. We currently do not generate revenue. We are currently satisfying our capital requirements primarily through the issuance and sale of our common stock.

We believe that our existing cash will not be sufficient to fund our present operations during the next 12 months and beyond. The Company’s audited annual consolidated financial statements and its unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2024 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacture its products. However, there is no assurance of additional funding being available through these plans or other sources.

Summary of Cash Flows

Cash used in operating activities.

Net cash used in operating activities was $2,022,441 and $429,749 for the nine months ended March 31, 2024 and 2023, respectively, and mainly included payments related to the increase in inventory as part of the Company’s commercial launch, payment of professional fees related to the Share Exchange Agreement and financial statement audits of GenFlat Inc.

Cash provided by investing activities.

Net cash provided by investing activities was $0 for the nine months ended March 31, 2024 and 2023.

Cash provided by financing activities.

Net cash provided by financing activities was $1,886,334 for the nine months ended March 31, 2024, which was related to $2,089,300 in net cash proceeds from sale of common stock by GenFlat, Inc. prior to the Share Exchange closing, repayment of the Company’s senior secured line of credit of $128,466 and a payment on notes payable of $74,500. Net cash provided by financing activities was $0 for the nine months ended March 31, 2023.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Our contractual obligations are discussed in Note 4. Leases and Note 5. Debt in the notes to our unaudited interim consolidated financial statements appearing elsewhere in this report on Form 10-Q.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of March 31, 2024 include the following:

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a)

On February 5, 2024, we filed an Information Statement on Schedule 14C with the U.S. Securities and Exchange Commission and distributed the Information Statement to our stockholders of record as of the close of business on January 25, 2024. The purpose of the Information Statement was to notify our stockholders that, pursuant to Sections 228 and 242 of the Delaware General Corporation Law (the “DGCL”), the Board of Directors of the Company approved and adopted, and the holders of the majority of the voting power of the Company as of the Record Date approved the following corporate action (the “Corporate Action”):

1.

The amendment to the First Article of the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) to change the Company’s name from Healthcare Business Resources Inc. to GenFlat Holdings, Inc. (the “Name Change”).

2.

The amendment to the Fourth Article of the Certificate of Incorporation to authorize, but not require, the Board to effect a reverse split of our common stock at a ratio of one-for-one hundred (1:100) (the “Reverse Split”) at any time prior to the date on which our 2024 annual meeting of stockholders is held, at the sole discretion of the Board. The par value of our common stock will remain $0.001 per share. The number of authorized shares of common stock after the Reverse Split will be fixed at twenty-five million (25,000,000) shares of common stock.

3.

The amendment (the “2020 Plan Amendment”) to the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) to increase the number of shares of common stock reserved pursuant to the Company’s 2020 Plan from 80,000 to 1,500,000 shares of common stock, after giving effect to the Reverse Split.

On May 9, 2024, the Board decided to effectuate the Reverse Split and our Company filed a certificate of amendment to the Certificate of Incorporation with the State of Delaware to effect the Name Change and Reverse Split effective May 17, 2024, at 4:00 p.m. EDT (the “effective date”). Accordingly, at the effective date:

•	Our new Company name is GenFlat Holdings, Inc.
•	Our new CUSIP is 42240P205.
•	The number of our outstanding post-Reverse Split shares is 10,541,519.

Additionally, the OTC Daily List Announcement Date regarding the Name Change and Reverse Split will be 5/17/2024, and the OTC Market Effective Date will be 5/20/2024. A “D” will be appended to the Company’s stock ticker symbol for 20 business days to reflect the Reverse Split. Our stock ticker symbol will not change otherwise.

(c)

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Index

SEC Reference Number	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020

3.2	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference to Company’s Form 8-K filed on 10/17/2023

3.3	Second Certificate of Amendment to Certificate of Incorporation	Filed Herewith

10.1	2020 Stock Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020

10.2	Amendment to 2020 Stock Incentive Plan	Filed Herewith

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2024.

Healthcare Business Resources Inc.
Registrant

By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer and Chief Financial Officer

