Form 10-K
period 2024-06-30
GenFlat Holdings, Inc.
filed 2024-10-01
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number: 000-56214

GenFlat Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3639946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1983 N Berra Blvd, Tooele, UT 84074

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code: 435-830-6979

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $31,089,426 as of December 31, 2023.

The number of shares of the registrant’s common stock outstanding as of September 30, 2024 was 10,604,524.

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

Examples of forward-looking statements include, but are not limited to:

•	the anticipated timing of the development of future products;
•	projections of costs, revenue, earnings, capital structure and other financial items;
•	statements of our plans and objectives;
•	statements regarding the capabilities of our business operations;
•	statements of expected future economic performance;
•	statements regarding competition in our market; and
•	assumptions underlying statements regarding us or our business.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	inability to generate revenue or to manage growth;
•	lack of available funding;
•	lack of a market for or market acceptance of our products;
•	competition from third parties;
•	general economic and business conditions;
•	intellectual property rights of third parties;
•	changes in the price of our stock and dilution;
•	regulatory constraints and potential legal liability;
•	ability to maintain effective internal controls;
•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
•	changes in technology and methods of marketing;
•	delays in completing various engineering and manufacturing programs;
•	changes in customer order patterns and qualification of new customers;
•	changes in product mix;
•	success in technological advances and delivering technological innovations;
•	shortages in manufacturing supplies;
•	production delays due to performance quality issues with outsourced manufacturing supplies;
•	those events and factors described by us in Item 1.A “Risk Factors”;
•	other risks to which our Company is subject; and
•	other factors beyond the Company’s control.

Any forward-looking statement made by us in this  Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1. BUSINESS.

Overview

Business Overview

GenFlat Holdings, Inc. (formerly Healthcare Business Resources Inc.) (the “Company,” “we,” “our” or “us”), is a start-up company that developed a more sustainable collapsible marine container, replacing traditional standard marine containers. The Company operates as a container sales and leasing company and supply its patented marine container primarily to shipping line customers under a variety of short and long-term lease structures. The Company has agreements with two companies to use GenFlat containers to transport cargo. One company  uses GenFlat containers within the continental United States pursuant to a commercial contract, while the other company uses GenFlat containers on a closed-loop route between Shenzhen, China and Dammam, Saudi Arabia pursuant to a non-commercial proof-of-concept agreement.

Company History

On September 9, 2019 (commencement of operations), the Company, operating as Healthcare Business Resources Inc. was organized in Delaware to provide consulting services to healthcare organizations.

On October 18, 2023, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with GenFlat, Inc. (“GenFlat, Inc.”), a Delaware corporation incorporated in Delaware on July 25, 2022, and GenFlat, Inc. stockholders who own 97.22% of the outstanding shares of common stock of GenFlat, Inc.. Pursuant to the Share Exchange Agreement, all GenFlat, Inc. stockholders who are parties to the Share Exchange Agreement will receive ninety eight percent (98%) of the issued and outstanding shares of common stock of the Company in exchange for their shares of GenFlat, Inc. common stock on a pro rata basis.

The Share Exchange Agreement closed on December 20, 2023 (the “Closing Date”). Pursuant to the Share Exchange Agreement, and on the terms and subject to the conditions contained therein, at the closing, the Company acquired 97.22% of the outstanding shares of common stock of GenFlat, Inc. from GenFlat, Inc. stockholders who were a party to the Share Exchange Agreement in exchange for 10,438,470 shares of common stock of the Company. Additionally, 11,000,000 shares of outstanding Company common stock were canceled, resulting in 10,541,500 shares of common stock issued and outstanding as of the Closing Date.

Additionally, at the closing, a change in control of the Company occurred whereby the existing members of the Company’s executive management and board of directors resigned, and Genflat, Inc.’s designees were appointed as members of the Company’s executive management and board of directors. Also, Genflat, Inc. paid $77,500 in Company payables and paid the Company’s outstanding balance due on its senior secured convertible credit line.

As a result of the closing of the Share Exchange Agreement, the Company discontinued all aspects of its health care consulting business, and now solely focuses on developing the GenFlat, Inc. business plan. The Company operates globally through its 97.22% owned subsidiary GenFlat, Inc. Further, in accordance with “reverse acquisition” accounting treatment, the historical financial statements of GenFlat, Inc. as of period ends, and for periods ended, prior to the acquisition became the historical financial statements of our Company in all post Share Exchange closing filings with the SEC, and our fiscal year end changed to June 30.

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

4

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

On May 9, 2024, the Company’s Board of directors decided to effectuate the Reverse Split and our Company filed a certificate of amendment to the Certificate of Incorporation with the State of Delaware to effect the Name Change and Reverse Split effective May 17, 2024, at 4:00 p.m. EDT (the “effective date”). Accordingly, at the effective date:

1.	Our Company changed its name from Healthcare Business Resources Inc. to GenFlat Holdings, Inc.
2.	Our CUSIP number changed to 42240P205
3.	The number of our outstanding post-Reverse Split shares equaled 10,541,519

Unless the context otherwise requires, all references to the “Company,” “GenFlat,” “we,” “our” or “us” and other similar terms means GenFlat Holdings, Inc. and its subsidiaries, and all share amounts and per share amounts have been presented to reflect the Reverse Split effective May 17, 2024. Our principal executive offices are located at 1983 N Berra Blvd, Tooele, UT 84074 and our telephone number 435-830-6979 Our website is www.genflat.com. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

Our Business Plan

We intend to answer the $20 billion empty container repositioning problem by helping our customers to save money, optimize space, and reduce carbon emissions.

Our business strategy anticipates that our revenue stream will be derived from the sale and lease of our patented collapsible marine container (the “GenFlat Container”). Our GenFlat Container is engineered to be a substitute for the standard marine container. Built from mild steel and Corten, our GenFlat Container exceeds current industry strength and rigidity standards. Once four GenFlat Containers are stacked and locked together, they can be lifted as a single unit, ready for multi-modal transport. GenFlat Containers meet ISO-certified standards (Lloyds Registry). GenFlat Containers reduce repositioning costs, storage space, and carbon emissions compared to standard marine containers. We are partnered with China International Marine Containers (CIMC) in Dalian, China, to manufacture our GenFlat Containers.

We will operate our business in one industry, intermodal transportation equipment, and we will have two business segments:

•

Equipment leasing. Our equipment leasing operations will include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers.

•	Equipment sales. We contract-manufacture containers and sell these containers to container retailers and users of containers.

Commencement of Commercial Operations

We commenced commercial operations in May of 2024. Presently, our commercial operations consist of an equipment lease agreement to provide GenFlat Containers to one customer. The lease agreement demonstrates commercial acceptance of our GenFlat container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers including shipping lines, retailers, logistics companies, and the United States military. The Company also has a non-commercial proof-of-concept agreement with a freight forwarding company in the Middle East, which commenced in August 2024.

Industry Overview

Intermodal-marine containers provide a secure and cost-effective method of transporting raw materials, component parts and finished goods because they can be used in multiple modes of transport. By making it possible to move cargo from a point of origin to a destination without repeated unpacking and repacking, marine containers reduce freight and labor costs. In addition, automated handling of marine containers permits faster loading and unloading of vessels, more efficient utilization of transportation equipment and reduced transit times. The protection provided by sealed marine containers also reduces cargo damage, loss and theft of goods during shipment.

In 2023, global container shipping volumes experienced both peaks and troughs, reflecting the broader economic environment. According to industry estimates, the overall container throughput for the year was slightly lower than in 2022, with volumes estimated to be around 820 million Twenty-foot Equivalent Units (“TEUs”). This represented a marginal decline of approximately 2-3% compared to the previous year, indicating a period of adjustment after the pandemic-induced surge in trade volumes. Approximately 3.9 million TEU of containers were added to the global fleet in 2023. The total volume of leased TEU continues to grow.

Leasing marine containers helps shipping lines improve their container fleet efficiency and provides shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their marine containers requirements on a day-by-day, port-by-port basis, the availability of marine containers for lease on short notice reduces shipping lines' need to purchase and maintain larger container inventory buffers. In addition, the drop-off flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes and the mix of container types in their fleets both seasonally and over time and helps balance their trade flows.

Spot leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates and the equipment supply and demand balance at a particular time and location. Average leasing rates on an entire portfolio of leases respond more gradually to changes in new equipment prices or changes in the balance of container supply and demand because lease agreements are generally only re-priced upon the expiration of the lease. The value that lessors receive upon resale of equipment is closely related to the cost of new equipment.

Our Principal Product

Our GenFlat Container is a 40-foot collapsible intermodal-marine container that exceeds international strength and rigidity standards. Intermodal-marine containers are large, standardized steel or aluminum boxes used to transport freight by ship, barge, rail, or truck. Intermodal-marine containers are the primary means by which goods and materials are shipped internationally and domestically. When fully loaded, GenFlat Containers have the same approximate internal dimensions, 96% of capacity and 96% of payload as other intermodal-marine shipping containers (2,438mm wide and 2,591mm high, and have a gross rating of 32,500 kgs, tare weight of 5,300 kgs and load capacity of 27,200 kgs). However, GenFlat Containers are collapsible so that four GenFlat Containers can be stacked, locked together (in stacks of 4) and shipped in the space of one high cube intermodal-marine shipping container. We expect our GenFlat Container fleet to primarily consist of dry containers. A dry container is a steel constructed box with a set of doors on one end. Dry containers are the most widely used type of intermodal container and are used to carry general cargo such as manufactured component parts, consumer staples, electronics and apparel.

GenFlat Containers collapse using the patented GenFlat Actuator, a hydraulically powered device with electrical controls that attaches to a large top loader, the type of which is typically used to lift move standard shipping containers. The GenFlat Actuator lifts GenFlat Containers and uses a double-action armature on each end to push in or lower down the container end frames when collapsing/expanding. The process to collapse or expand a GenFlat Container takes approximately 80 seconds.

The GenFlat Container with Actuator provides three significant benefits:

1.

Cost Savings. Many marine containers are transported empty. Once marine containers are emptied at the destination (e.g., a retailer), the marine containers are returned to the manufacturer or distributor empty. According to our own internal data, we believe the GenFlat Container reduces this repositioning cost by up to 75%, and we expect a typical client to realize a return of investment within approximately eighteen months.

2.

Space Creating. When collapsed, GenFlat Containers reduce overall congestion at ports, terminals, depots, and related storage facilities and remove the burden of finding solutions to capacity constraints. At ports, terminals and yards, twenty GenFlat Containers can be stacked in the traditional space once containing five stacked empty marine containers. On trains, eight GenFlat Containers can be stacked where two could be stacked previously. On trucks, four GenFlat Containers can be stacked replacing one single marine container. On ships, 48,000 GenFlat Containers can be stacked in the place once consumed by 12,000 marine containers.

3.

Carbon Emission Reduction. The use of GenFlat Containers reduces the space required for empty shipping containers to be transported around the world. As a result, there’s reduced fuel consumption, reduced traffic and a significant reduction in emissions and environmental contamination. The GenFlat Container helps reach carbon emissions pledges with minimal investment or disruption.

Our GenFlat Container was recognized as the “Most Inspiring Container Technology Solution” of 2023 at the prestigious Transport and Logistics Conference in the Middle East (Dubai). At the 2024 conference our GenFlat Container won the award for “Game-changer” in container handling. These awards not only underscore our commitment to innovation, sustainability and efficiency, but also the impact our solution can have on revolutionizing the shipping industry.

We have an exclusive Teaming Agreement with China International Marine Containers (CIMC) to manufacture our 40-foot GenFlat Containers in Dalian, China. Our management team has developed a strong working relationship with CIMC and make regular trips to Dalian to inspect the manufacturing process and maintain close ties to our contacts there.

Our Growth, Sales and Marketing Strategy

Our business strategy anticipates that our revenue stream will be derived from the sale and lease of our GenFlat Containers. Our objective is to replace the standard marine container with GenFlat Containers. In order to meet this objective, we are:

•	Utilizing traditional business development strategies to establish and leverage relationships with potential customers including container shipping companies, container leasing companies and the U.S. Military. We are currently identifying prospective clients through the personal and professional relationships of our management team.
•	Building channel partnerships with logistics companies, associations, ports and consultants.
•	Attending conferences, trade shows and other industry events.
•	Utilizing online advertisements through a third-party marketing firm, which has generated significant exposure within the industry.
•	Working to position ourselves as an opinion leader in the field through the creation of media and content; podcasts, articles, essays and other such materials to build good PR for the business and attract interest for our products. This includes possibly exhibiting and speaking at conferences and advertising in trade journals, associations, etc.
•	Working to generate referrals and engaging in word-of-mouth programs to obtain customers.

                Our marketing budget is subject to several factors, including our current capital raising efforts, future results of operations and cash flow. If our current capital raising efforts are successful or if our results from operations exceed our expectations over the next twelve months, we expect to significantly increase our marketing budget, which we expect will enable us to increase revenues.  We currently have one rental agreement in place with our sole customer for use of GenFlat containers, and we have generated nominal revenue to date pursuant to this rental agreement, as a result, it is difficult to draw any correlation between revenues and marketing expenses.

Our Leases

We expect most of our revenues will be derived from leasing our equipment to customers. Most of our leases will be structured as operating leases, though we also plan to provide customers with finance leases. Regardless of the lease type, we seek to exceed our targeted return on our investments over the life cycle of the equipment by managing utilization, lease rates, and the used equipment sale/purchase process.

Lease Products

Our leased products will be structured to provide numerous operational and financial benefits to our customers. These benefits include:

•

Operating Flexibility. The timing, location and daily volume of cargo movements for a shipping line are often unpredictable. Leasing containers helps customers manage this uncertainty and reduces the requirement for inventory buffers by allowing them to pick up leased equipment on short notice.

•

Fleet Size and Mix Flexibility. The drop-off flexibility included in container operating leases allows customers to more quickly adjust the size of their fleets and the mix of container types in their fleets as their trade volumes and patterns change due to seasonality, market changes or changes in company strategies.

•

Alternative Source of Financing. Container leases provide an additional source of equipment financing to help customers manage the high level of investment required to keep pace with the growth of the asset intensive container shipping industry.

Operating Leases

Operating leases will be structured to allow customers flexibility to pick-up equipment on short notice and to drop-off equipment prior to the end of its useful life. Because of this flexibility, most of our containers will go through several pick-up and drop-off cycles. Our operating lease contracts will specify a per diem rate for equipment on-hire, where and when such equipment can be returned, how the customer will be charged for damage and the charge for lost or destroyed equipment, among other things.

We will categorize our operating leases as either long-term leases or service leases. Some leases will have contractual terms that have features reflective of both long-term and service leases. We will classify such leases as either long-term or service leases, depending upon which features we believe are predominant. For example, some leases that provide redelivery flexibility during the lease term will be classified as long-term leases in cases where lessees have made large upfront payments to reduce their lease payment during the lease term or in cases where lessees will incur significant redelivery fees if containers are returned during the lease term. Such leases are generally considered to be long-term leases based on the expected on-hire time and the economic protection achieved by the lease economics. Our long-term leases will generally require our customers to maintain specific units on-hire for the duration of the lease term, and they will provide us with predictable recurring cash flow. Long-term leases typically have initial contractual terms ranging from five to eight or more years. We intend to offer an option to purchase our containers at the end of the lease term.

Finance Leases

Finance leases will provide our customers with an alternative method to finance their equipment acquisitions. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term.

Customers

Currently, we have one paying customer.  We have one rental agreement in place with this customer for use of GenFlat containers, and we have generated nominal revenue to date pursuant to this rental agreement. We expect our customers to be mainly comprised of international shipping lines, though we also expect to lease containers to freight forwarding companies, retailers, and manufacturers. Our Company also has a non-commercial proof-of-concept agreement with a freight forwarding company in the Middle East, which commenced in August 2024. The shipping industry has been consolidating for several years, and further consolidation could increase the portion of our revenues that come from our largest customers. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

Credit Controls

We plan to monitor our customers’ performance and our lease exposures on an ongoing basis. Our credit management processes will be aided by our broad network of relationships in the shipping industry that provides current information about our customers’ market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage, and profitability), trade routes, country of domicile and the type of, and location of, equipment that is to be supplied.

Competition

We operate in a highly competitive industry. The market for our products is competitive and rapidly changing. We  experience competition from large, established intermodal equipment leasing companies possessing large, existing customer bases, substantial financial resources and established distribution channels. We compete with at least four other collapsible intermodal-marine equipment companies in addition to many manufacturers of standard intermodal-marine equipment, and companies offering finance leases as distinct from operating leases. It is common for our prospective customers to utilize several leasing companies to meet their equipment needs. We expect competition to persist and intensify in the future. Competition could result in reduced sales, reduced margins or the failure of our products and services to achieve or maintain more widespread market acceptance, any of which could harm our business and our operating results could be harmed.

While none of our competitors has penetrated the market, a few of our current and potential competitors may have more financial resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their offerings. Our current and potential competitors have more extensive customer bases and broader customer relationships than we have. If we are unable to compete with such companies, the demand for our products and services could substantially decline.

Our competitors compete with us in many ways, including lease pricing, lease flexibility, supply reliability and customer service. In times of weak demand or excess supply, leasing companies often respond by lowering leasing rates and increasing the logistical flexibility offered in their lease agreements. In addition, new entrants into the leasing business are often aggressive on pricing and lease flexibility. Furthermore, customers also have the option to purchase intermodal equipment and utilize owned equipment instead of leasing, relying on their own fleets to satisfy their intermodal equipment needs and even leasing their excess container stock to other shipping companies.

While we are forced to compete aggressively on price, we attempt to emphasize our overall value with efficiency in collapsing and expanding our containers, the strength and durability of our containers, supply reliability and high level of customer service to our customers. We plan to invest heavily to ensure adequate equipment availability in high demand locations, dedicate large portions of our organization to building customer relationships and maintaining close day-to-day coordination with customers’ operating staffs, and have developed self-service systems that allow our customers to transact with us through the Internet.

Suppliers

We do not manufacture any of our products. We have an exclusive Teaming Agreement with China International Marine Containers (“CIMC”) to manufacture GenFlat Containers in Dalian, China. Our team members have developed a strong working relationship with CIMC and make regular trips to Dalian to inspect the manufacturing process and maintain close ties to our contacts there. Nevertheless, defects and quality control lapses in our containers can occur. We intend to work with the manufacturer to correct these defects, and we expect our manufacturer to honor its warranty obligations in such cases.

We estimate that the four largest container manufacturers in China account for more than 90% of global production volume.

Intellectual Property

Our GenFlat Containers have five patents in the United States and two patents in China. Our Actuator has one patent in the United States and one in China. To protect our proprietary rights, we will generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties. Our patents cover the various iterations of our containers and the actuator, including integral component parts of the container technology.

Third parties may copy or obtain and use our proprietary ideas, know-how and other proprietary information without authorization or independently develop similar or superior intellectual property. Our competitors may obtain proprietary rights that would prevent, or limit or interfere with our ability to sell our products. If we are found to infringe on the proprietary rights of others, we may be required to incur substantial costs to defend any litigation, cease offering our products, obtain a license from the holder of the infringed intellectual property right or redesign our products.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights are still evolving. We cannot be sure of the future viability or value of any of our proprietary rights or of the similar rights of other companies within this market. We cannot be certain that the steps taken by us will prevent misappropriation or infringement of our proprietary information.

Any litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition.

Research and Development

To date, our total research and development expenses since inception are approximately $950,000 and have been focused on designing and developing our collapsible marine containers and actuators.

Systems and Information Technology

We use off-the-shelf technology to operate our business. The efficient operation of our business is highly dependent on our information technology systems to track transactions, bill customers and provide the information needed to report our financial results. Our systems allow customers to facilitate sales orders and drop-off requests on the Internet, view current inventories and check contractual terms in effect with respect to any given container lease agreement. Our systems also maintain a database, which accounts for the containers in our fleet and our leasing agreements, processes leasing and sale transactions, and bill our customers for their use of and damage to our containers. We also use the information provided by these systems in our day-to-day business to make business decisions and improve our operations and customer service.

Environmental and Other Regulation

We are subject to various business impacts associated with environmental regulations, including potential liability due to accidental discharge from our containers, potential equipment obsolescence or retrofitting expenses due to changes in environmental regulations, and increased risk of container performance problems due to container design changes driven by environmental factors.

While we maintain environmental liability insurance coverage, and the terms of our leases and other arrangements for use of our containers place the responsibility for environmental liability on the end user, we still may be subject to environmental liability in connection with our operations. In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from the discharge of the contents of the container even though the owner is not at fault.

Our operations are also subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of equipment for international terrorism or other illicit activities, as well as regulations implementing equipment safety measures. As these regulations develop and change, we may incur increased compliance costs. Violations of these rules and regulations can also result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets. Additionally, we may be affected by future regulation related to supply chain management that could impact our equipment and operations.

Employees

We have two full-time employees and one part-time employee in the United States. From time to time, we expect to employ additional employees and independent contractors as well as legal, accounting and other specialized professionals to support our sales, marketing, business development and administrative needs. Our team has diverse professional backgrounds, allowing each employee to contribute in myriad ways, allowing us to operate with low overhead.

Our success will depend on our ability to hire and retain additional qualified marketing, sales, technical and other personnel.  Qualified personnel are in high demand.  We face considerable competition from other firms for these personnel, many of which have significantly greater resources than we have.

Properties

Our corporate headquarters is in Tooele, Utah. Substantially all our operating activities are conducted from 1,500 square feet of office space provided by our CEO at a nominal charge. We expect that additional space will be required as our business expands and we believe that we can obtain suitable space as needed.

Legal proceedings

We may from time to time be involved in routine legal matters incidental to our business; however, we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;
•	reduced disclosure about our executive compensation arrangements;
•	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and
•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide you may be different from what you might receive from other public companies in which you hold securities.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and that had a public float of less than $250 million or annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a smaller reporting company, at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but it will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk and represents a highly speculative investment. In addition to the other information contained in this Report on Form 10-K, you should carefully consider the following risks before investing in our securities. If any of the following risks occur, our business, operating results and financial condition could be materially adversely affected. As a result, the price of our common stock could decline, and you may lose all or part of your investment in our securities. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Forward-Looking Statements” in this Report on Form 10-K.

The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also significantly impair our business operations and could result in a complete loss of your investment.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

Our registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report.

GenFlat does not have a history of profitable operations. As a result, the Company’s registered public accounting firm in their audit report has expressed substantial doubt about the Company’s ability to continue as a going concern. Continued operations are dependent on the Company’s ability to generate profitable operations. Furthermore, our Company has incurred an accumulated deficit of $3,150,354 from inception to June 30, 2024 and has not fully implemented its business plan. The financial statements do not include any adjustments that might result from the uncertainty about the Company’s ability to continue its business. If we are unable to obtain additional financing from outside sources and eventually produce sufficient revenue, we may be forced to sell our assets, or curtail or discontinue our operations.

As described in Note 1 of our audited financial statements contained, our auditors have issued a going concern opinion on our June 30, 2024 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our history of negative cash flows from operations and reporting of a net loss, and the expectation that we will continue to report negative cash flows from operations and a net loss. At June 30, 2024 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since its inception, GenFlat has been engaged primarily in the research and development of the GenFlat Container. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $1,214,383 for the year ended June 30, 2024 and $875,821 for the year ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $3,150,354. We anticipate that we will continue to incur operating losses through at least June 2025.

We may not be able to generate significant revenue either through customer contracts for our potential products or technologies or through development contracts from the U.S. government or government subcontractors. We expect to improve and expand production, sales, marketing and administrative systems and processes. As a result, we will need to generate significant revenue to achieve profitability. We cannot assure you that we will ever achieve profitability.

We will require additional capital to continue to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. We are currently conducting a $7,200,000 private common stock offering and to date, we have raised $138,000 from this offering. We cannot assure you that we will raise the remaining amount of this offering or that any amount raised to date or in the future will be  sufficient to finance our operations. Other additional financing  may not be available when we need it or may not be available on acceptable terms.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed herein. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Additional financing may not be available to us, due to, among other things, our Company not having a sufficient credit history, income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy our long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations.

Our Company is in an early stage of development and it may not be able to develop its business as anticipated.

GenFlat is a start-up company that developed a more sustainable collapsible marine container to replace traditional standard marine containers. GenFlat  operates as a marine container sales and leasing company and supplies GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures.  We have one rental agreement in place with our sole customer for use of GenFlat containers, and we have generated nominal revenue to date pursuant to this rental agreement.  Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Although our management believes that our current business plan has significant potential, our Company may never attain profitable operations and our management may not succeed in realizing its business objectives. If we are not able to execute our business plan as anticipated, our Company may not be able to achieve profitability, and you may lose your entire investment in our securities.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

Our GenFlat business has had limited operations to date. Therefore, we have a limited history upon which to evaluate the merits of investing in our Company. You should be aware of the difficulties normally encountered by newer businesses and the high rate of failure of such enterprises.  The likelihood of success must be considered considering the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we may undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate enough cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future. We recognize that if our business is not succeeding, we will not be able to continue business operations.  There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

We are marketing a new product, the GenFlat Container, and if we fail to accurately predict market growth for the GenFlat Container, we may suffer substantial losses.

We are devoting significant resources to bring to market the GenFlat Container.  We cannot assure you that the market for the GenFlat Container will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources into the GenFlat Container may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately may cause us to suffer substantial losses. In addition, as we enter this market, there is a significant risk that:

•	The market may not accept the price and/or performance of our GenFlat Container;
•	There may be issued patents we are not aware of that could block our entry into the market or could result in excessive litigation; and
•	The time required for us to achieve market acceptance of our GenFlat Container may exceed our capital resources that would require additional investment.

If we fail to develop our brands cost-effectively, our business may be adversely affected.

Successful promotion of our GenFlat Container will depend largely on the effectiveness of our marketing efforts and on our ability to provide a reliable and useful product at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

If we are unable to attract new customers and retain customers on a cost-effective basis, our business and results of operations will be affected adversely.

To succeed, we must attract and retain customers on a cost-effective basis, many of whom have not previously used marine container products like ours. We will rely upon various third-parties, including channel partnerships with logistics companies, associations, ports and consultants. In addition, we intend to rely on a variety of other methods to market our product, including, among others, identifying prospective clients through the personal and professional relationships of our management team, attending conferences, trade shows and other industry events, online advertising and word of mouth. If we are unable to utilize any of our current or intended marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

We purchase our GenFlat Containers from one container manufacturer based in China, potentially limiting our ability to maintain an adequate supply of GenFlat Containers and increasing our risk of negative outcomes from any manufacturing disputes.

All of our GenFlat Containers are currently manufactured pursuant to our exclusive Teaming Agreement with China International Marine Containers (“CIMC”) in Dalian, China. In addition, the container manufacturing industry in China is highly concentrated. In the event that it were to become more difficult or more expensive for us to procure containers in China because of further consolidation among container suppliers, reduced production by our supplier, increased tariffs imposed by the United States or other governments or for any other reason, we may be unable to fully pass these increased costs through to our customers in the form of higher lease rates and we may not be able to adequately invest in and grow our container fleet.

Additionally, we may face significant challenges in the event of disputes with CIMC due to the limited number of potential alternative suppliers and higher uncertainty of outcomes for commercial disputes in China. Such disputes could involve the manufacturer’s warranties or the manufacturer’s ability and willingness to comply with key terms of our Teaming Agreement or other purchase agreements such as container quantities, container quality, delivery timing and price.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The market in which we participate is competitive, and the barriers to entry are relatively low. With the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices.

Competition could result in reduced sales, reduced margins or the failure of our GenFlat Containers to achieve or maintain more widespread market acceptance, any of which could harm our business. We will be competing with large established businesses possessing large, existing customer bases, substantial financial and marketing resources and established distribution channels, customer bases and customer relationships. If we are unable to compete with such companies, our Company could fail in its entirety.

We are subject to the risks frequently experienced by early-stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early-stage companies, especially those formed to develop and market new products. These risks include our potential inability to:

•	Establish product sales and marketing capabilities;
•	Establish and maintain markets for our products;
•	Identify, attract, retain and motivate qualified personnel;
•	Develop outside contractor relationships;
•	Maintain our reputation and build trust with customers;
•	Scale up from small initial operations to larger scale operations on a consistent basis;
•	Contract for or develop the internal skills needed to master larger operational scales; and
•	Sufficiently fund the capital expenditures required to scale up from small initial operations to larger operations.

If we fail to effectively manage our growth our business could suffer.

Our Company anticipates that a period of significant expansion will be required to achieve the objectives set forth in our GenFlat business plan. This expansion will place a significant strain on our Company’s management, operational and financial resources. To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls, and we must continue to establish qualified finance, administrative and operations staff. As a reporting company, our Company and its management will have to implement internal controls to comply with government-mandated regulations. Our management may be unable to hire, train, retain, motivate and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities. Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition, including the value of our securities.

The international nature of our business exposes us to numerous risks.

We are subject to numerous risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. Risks of international operations include, but are not limited to:

•	the imposition of tariffs or other trade barriers;
•	difficulties with enforcement of lessees' obligations across various jurisdictions;
•	changes in governmental policy or regulation affecting our business and industry, including as a result of the political relationship between the U.S. and other countries;

•	restrictions on the transfer of funds into or out of countries in which we operate;
•	political and social unrest or instability;
•	nationalization of foreign assets;
•	military conflicts;
•	government protectionism;
•	health or similar issues, including epidemics and pandemics; and
•	labor or other disruptions at key ports or at manufacturing facilities of our suppliers.

Our ability to enforce lessees’ obligations will be subject to applicable law in the jurisdiction in which enforcement is sought. As containers are used in international commerce, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may commence. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions in which laws do not confer the same security interests and rights to creditors and lessors as those in the United States and in other jurisdictions where recovery of containers from defaulting lessees is more cumbersome. As a result, the costs, relative success and expedience of collecting receivables or pursuing enforcement proceedings with respect to containers in various jurisdictions cannot be predicted.

Substantial supply chain bottlenecks and other logistical constraints such as the ones experienced in 2021 could lead to increased government regulation which may negatively impact container flows and container demand, as well as lead to higher costs of conducting business globally. Any one or more of these or other factors could adversely affect our current or future international operations and business.

Marine Container leasing demand can be negatively affected by decreases in global trade due to global and regional economic downturns.

Overall demand for marine containers depends largely on the rate of world trade and economic growth. Significant downturns in global economic growth or recessionary conditions in major geographic regions can negatively affect marine container demand and lessors' decisions to lease marine containers. During economic downturns and periods of reduced trade, shipping lines tend to use and lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity or reduced trade, container lessors typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be and have been severe.

Market leasing rates may decrease due to a decrease in new container prices, weak leasing demand, increased competition or other factors.

Market leasing rates have historically varied widely and changed suddenly. Market leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates, the type and length of the lease, the equipment supply and demand balance at a particular time and location, and other factors described in this “Risk Factors” section.

A decrease in market leasing rates will negatively impact the leasing rates on both new marine container investments and any existing containers in our fleet. Most of our containers are expected to be contracted on operating leases with lease terms shorter than the expected life of the container, thus the lease rate we may receive for the container would be subject to change at the expiration of the current lease. The profitability impact of decreasing lease rates on existing containers can be particularly severe since it leads to a reduction in revenue with no corresponding reduction in investment or expenses.

Increased tariffs or other trade actions could adversely affect our business, financial condition and results of operations.

The international nature of our business and the container shipping industry exposes us to risks relating to the imposition of import and export duties, quotas and tariffs. These risks have increased over the last several years as the United States and other countries have adopted protectionist trade policies and as companies look to on-shoring or near-shoring their production to address material and parts shortages and/or increased costs due to these actions. Trade growth and demand for leased containers decreased from 2018 to 2019 due to a trade dispute between the United States and China that led to both countries imposing tariffs on imported goods from the other. While the United States and China agreed in January 2020 to limit further actions, significant uncertainty remains about the future relationship between the United States and China as tariffs and other trade barriers remain historically high, other key areas of economic and foreign policy difference remain unresolved and tensions remain elevated. Given the importance of the United States and China in the global economy, continued or increased tensions between these countries could significantly reduce the volume of goods traded internationally and reduce the rate of global economic growth. Increased trade barriers and the risk of further disruptions is also motivating some manufacturers and retailers to reduce their reliance on overseas production and could reduce the long-term growth rate for international trade, leading to decreased demand for leased containers, lower new container prices, decreased market leasing rates and lower used container disposal prices. These impacts could have a material adverse effect on our business, profitability and cash flows.

Our business and results of operations are subject to risks resulting from the political and economic policies of China.

A substantial portion of our containers are expected to be leased out from locations in China and we expect to have several customers that are domiciled in China. CIMC, the manufacturer of our GenFlat Container is also located in China. The political and economic policies of China and the level of economic activity in China may have a significant impact on our business and financial performance.

Changes in laws and policies in China such as restrictions on private enterprise or foreign investment, the introduction of measures to control inflation, changes in the rate or method of taxation, and the imposition of additional restrictions on currency conversion or remittances abroad could significantly impact business investment and exports in China. Additionally, government policies that reduce the emphasis on manufacturing and increase priorities for domestic consumption and services may alter trade patterns and reduce demand for containers in China. Chinese government environmental laws and regulations may increase the cost of manufacturing in China, leading to reduced exports and decreased container demand. Additionally, the re-imposition of policies aimed at controlling the COVID-19 pandemic or future disease outbreaks may reduce manufacturing activity and exports and lead to further logistical disruptions in global shipping. Changes in China’s laws and regulations could also impact the cost and availability of new containers from our container manufacturer in China. These factors could have a significant negative effect on our customers, the cost and availability of new containers and have a material adverse effect on our business and results of operations.

In addition, a geo-political conflict involving China could significantly reduce global economic activity and trade and have a material adverse effect on our business given the large share of global exports and container lease-outs represented by China.

We will be exposed to customer credit risk, including the risk of lessee defaults.

Our GenFlat Containers may be leased to numerous customers, who may be responsible to pay lease rentals and other charges, including repair fees and costs for damage to or loss of equipment. Some of our customers may be privately owned and would not provide detailed financial information regarding their operations. Our future customers could incur financial difficulties, or otherwise have difficulty making payments to us when due for any number of factors which we may be unable to anticipate. A delay or diminution in amounts received under the leases, or a default in the performance of our lessees' obligations under the leases could adversely affect our business, financial condition, results of operations and cash flows.

In addition, when lessees default, we may fail to recover all of our equipment, and the equipment we do recover may be returned in damaged condition or to locations where we may not be able to efficiently re-lease or sell the equipment. As a result, we may have to repair our equipment and reposition it to other locations and we may lose lease revenues and incur significant operating expenses. We will likely often incur extra costs when repossessing containers from a defaulting lessee. These costs typically arise when a lessee also defaults on payments owed to container terminals or depot facilities where the repossessed containers are located. In such cases, the terminal or depot facility may delay or bar us from taking possession of our containers or sometimes seek to have us repay a portion of the lessee's unpaid bills as a condition to releasing the containers back to us.

While the marine container shipping industry experienced improved profitability in 2020 and 2021 the industry has generally been characterized by excess vessel capacity and weak financial performance. In addition, the potential impact of customer defaults is high due to the large volume of high-priced containers purchased and leased out in 2021. It is difficult and expensive to obtain credit insurance in our industry and we do not expect to purchase credit insurance policies. As a result, a major customer default could have a significant adverse impact on our business, financial condition and cash flows.

Used marine container sales prices are volatile and sale prices can fall below our accounting residual values, leading to losses on the disposal of our equipment.

Although our future revenues primarily depend upon equipment leasing, any future profitability will also be affected by the gains or losses we realize on the sale of used containers because we expect that, in the ordinary course of our business, we will sell certain containers when they are returned by customers upon lease expiration. The volatility of the selling prices and gains or losses from the disposal of such equipment can be significant. Used marine container selling prices, which can vary substantially, depend upon, among other factors, the cost of new containers, the global supply and demand balance for marine container generally, the location of the containers, the supply and demand balance for used containers at a particular location, the physical condition of the container and related refurbishment needs, materials and labor costs and obsolescence of certain equipment or technology. Most of these factors are outside of our control.

At some point during their useful lifetime, we may sell our used GenFlat Containers if it is in our best interest to do so after taking into consideration local and global leasing and sale market conditions and the age, location and physical condition of the container. As these considerations vary, gains or losses on sale of equipment will also fluctuate and may be significant if we sell large quantities of containers.

We may incur significant costs associated with relocation of leased equipment.

When lessees return equipment to locations where supply exceeds demand, marine containers are expected to be routinely repositioned to higher demand areas. Positioning expenses vary depending on geographic location, distance, freight rates and other factors. Positioning expenses can be significant if a large portion of our containers are returned to locations with weak demand. We will seek to limit the number of containers that can be returned to areas where demand is not expected to be strong; however, future market conditions may not enable us to do so. In addition, we may not be successful in accurately anticipating which port locations will be characterized by weak or strong demand in the future, and any existing contracts will not provide much protection against positioning costs if ports that are expected to be strong demand ports turn out to be low demand ports when the equipment is returned. In particular, many of our lease contracts are expected to be structured so that most containers will be returned to areas with current strong demand, especially major ports in China. If the economy in China continues to evolve in a way that leads to less focus on manufacturing and exports and more focus on consumer spending, imports and services, we may face large positioning costs in the future to relocate containers dropped off into China.

Severe weather, climate change, international hostilities, terrorist attacks or other catastrophic events could negatively impact our operations and profitability and may expose us to liability.

Catastrophic natural events such as hurricanes, earthquakes, or fires, or other events, such as chemical explosions or other industrial accidents could lead to extensive damage to our equipment, significant disruptions to trade and reduced demand for marine containers. In addition, climate change could worsen some of these risks and lead to economic instability and extensive disruptions to world trade. These events could also impact the profitability of our customers and lead to higher credit risk. The incidence, severity and consequences of any of these events are unpredictable.

Military conflicts or other serious international disputes could also significantly impact our business. International conflicts often lead to economic sanctions and decreased trade activity and military conflicts often involve the blockade of ports. A serious conflict involving major global trading partners could have a material impact on global trade, the demand for containers, our profitability and our customers’ ability to honor their lease obligations.

It is also possible that our containers could be involved in a terrorist attack. Although our lease agreements will likely typically require our customers to indemnify us against all damages and liabilities arising out of the use of our containers and we will carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance will likely not cover certain types of terrorist attacks. We may also experience reputational harm from a terrorist attack in which one of our containers is involved.

The lack of an international title registry for containers increases the risk of ownership disputes.

There is no internationally recognized system for recording or filing to evidence our title to containers nor is there an internationally recognized system for filing security interests in containers. Although this has not occurred to date, the lack of an international title recordation system for containers could result in disputes with lessees, end-users, or third parties who may improperly claim ownership of the containers.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause the value of our securities to vary greatly and even potentially expose us to litigation.

We cannot accurately estimate future quarterly revenue and operating expenses. Our quarterly operating results may vary significantly based on many factors, including:

•	Fluctuating demand for our potential products;
•	Announcements or implementation by our competitors of new products;
•	Amount and timing of our costs related to our marketing efforts or other initiatives;
•	Timing and amounts relating to the expansion of our operations;
•	Our ability to enter into, renegotiate or renew key agreements;
•	Timing and amounts relating to the expansion of our operations;
•	Developing regulations specific to our industry or customers; or
•	Economic conditions specific to our industry, as well as general economic conditions.

Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to make significant operating and capital expenditures in connection with the development of our plan of business. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses were not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

We will rely on third parties in many aspects of our business, which creates additional risk.

We will rely on third parties in many aspects of our business, including:

•	Third parties that provide GenFlat Container manufacturing services;
•	Third parties that provide marketing and sales leads;
•	Third parties that provide certain outsourced customer support; and
•	Third parties that provide facilities, infrastructure, components and services.

Any of the third parties we use may breach their agreements with us, refuse to renew these agreements on commercially reasonable terms, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competing services. Political issues, financial or regulatory issues, labor issues, or other problems that prevent these third parties from providing services to us or our customers could harm our business. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in customer dissatisfaction, damage to our reputation, and harm our business operations, all of which could adversely affect the value of our securities.

We may incur increased costs or be required to comply with increased restrictions due to the implementation of government regulations.

Trade and transportation activity is regulated in most major economies. International container leasing companies have historically not been heavily impacted by regulations since containers have typically been viewed as international assets. However, many governments, including the United States, have enacted and/or are considering increased regulation of the ocean shipping sector in response to supply chain disruptions and increased transportation costs caused by the COVID-19 pandemic. We could incur increased costs and face operational complexity as a result of future regulations.

We also may become subject to regulations seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities or to set increased safety standards. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism Act and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers (“CSC”) applies to containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased costs for the acquisition of new, compliant equipment and/or the adaptation of existing equipment to meet any new requirements imposed by such regulations. Additionally, future development of products designed to enhance the security of containers transported in international commerce may result in increased costs associated with the adoption of these products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to comply with applicable regulations that impact our international operations, our business, results of operations or financial condition could be adversely affected.

Due to the international scope of our planned operations, we will be subject to a numerous laws and regulations, including economic sanctions, anti-corruption, anti-money laundering, import and export and similar laws. Recent years have seen a substantial increase in the enforcement of many of these laws in the United States and other countries. Any failure or perceived failure to comply with existing or new laws and regulations may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions, result in significant additional compliance requirements and costs, increase regulatory scrutiny of our business, result in the loss of customers, restrict our operations and limit our ability to grow our business, adversely affect our results of operations, and harm our reputation.

Environmental regulations and liability may adversely affect our business and financial condition.

We are subject to U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner's fault. Our insurance coverage and any indemnities provided by our lessees may be insufficient to compensate us for losses arising from environmental damage.

Changes in laws and regulations, or actions by authorities under existing laws or regulations, to address greenhouse gas emissions and climate change could negatively impact our and our customers’ business. For example, restrictions on emissions could significantly increase costs for our customers whose operations require significant amounts of energy. Customers’ increased costs could reduce their demand to lease our assets.

We are dependent upon our key executives for future success and our failure to retain and attract qualified personnel could harm our business.

Our Company depends greatly on our Chief Executive Officer, Drew Hall. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. We cannot assure you that our Company will be able to find, attract and retain additional qualified employees, directors, and advisors having the skills necessary to operate, develop and grow our business. Our inability to hire qualified personnel, the loss of services of Mr. Hall, or the loss of services of other executive officers, key employees, or advisors that may be hired in the future, may have a material and adverse effect on our Company’s business. We currently do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other officers or employees.

In the future, the Company could experience difficulties attracting and retaining qualified employees. Competition for qualified personnel in our industry is intense. We may need to hire additional personnel as we expand our development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms or at all.

Furthermore, we have limited resources and as such we may not able to provide an employee with the same amount of compensation that he or she would likely receive at a larger company and as a result we may face difficulty in finding qualified employees. Additionally, we can only afford a limited amount of director and officers’ insurance coverage, making it more likely that we would be unable to attract or retain experienced business executives. The inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our planned activities, could have a materially adverse effect on our ability to conduct our business and as such can impair our operations.

Because our executive officers engage in other business activities, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our Chief Executive Officer, Drew Hall, currently devotes approximately 90% of his working time providing management services to our Company. Our other executive officers expect to devote approximately 40 hours per week providing management services to our Company. Since none of our executive officers are required to commit their full time to the affairs of the Company, such persons may have conflicts of interest in allocating management time among their various business activities. It is possible that their demands from their various other business obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. The loss of any of our officers or directors could negatively impact our business development.

We do not currently have any general liability insurance to protect us in case of customer or other claims.

We do not have any general liability insurance to cover any potential claims to which we are exposed. Any imposition of liability would increase our operating losses and reduce our net worth and working capital.

Currency exchange rate fluctuations may disrupt our business and make our products less competitive, having a material adverse impact on our business.

We expect a substantial amount of our future revenue to arise from foreign net sales. Products and services sold by our Company and the cost of these products may be affected by relative changes in the value of the local currencies of the markets we operate in. Price increases caused by currency exchange rate fluctuations may make our products and services less competitive or have an adverse effect on our net revenues, margins and operating results. As a result, currency fluctuations may have a material adverse effect on our financial condition.

Our management team has limited experience managing a reporting company, and regulatory compliance may divert its attention from the day-to-day management of our business.

Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to reporting companies. Our management team may not successfully or efficiently manage a reporting company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

Because our Company does not have nomination and corporate governance, audit or compensation committees, you will have to rely on the board of directors to perform these functions.

Our Company does not have a nomination and corporate governance, audit or compensation committee and these functions are performed by the board of directors as a whole, which is currently comprised of one director, our Chief Executive Officer, Drew Hall. Thus, there is a potential conflict in that the board member who is also part of management participates in discussions concerning management compensation and audit issues that may affect management decisions. These decisions may not be in your best interests.

Our Company has limited the liability of its board of directors and management.

Our Company’s certificate of incorporation, as amended, limits the liability of our directors generally provides that directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except pursuant to applicable Delaware law. Our bylaws provide for indemnification by the Company of our officers and directors to the fullest extent permitted by Delaware corporate law. Such provisions substantially limit stockholders’ ability to hold directors liable for breaches of fiduciary duty.

Our GenFlat business will continue to incur costs as a result of operating as a reporting company, and our management will be required to devote substantial time to compliance initiatives.

We will continue to incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees and Sarbanes-Oxley Act of 2002 (“SOX”) compliance costs. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, our Company intends to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our Company’s periodic reports and other SEC filings, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” After, and if ever, the Company is no longer an “emerging growth company,” it expects to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of SOX.

The Company’s internal controls over financial reporting may not be effective and its independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on the Company’s business and reputation.

Pursuant to Section 404 of SOX, the Company is required to furnish a report by its management on the Company’s internal control over financial reporting. However, while the Company remains an emerging growth company, it will not be required to include an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, the Company will be engaged in a process to document and evaluate its internal control over financial reporting, which is both costly and challenging. In this regard, the Company will need to continue to dedicate internal resources, potentially engage outside consultants and counsel and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite the Company’s efforts, to date, our Company has not been able to conclude that its internal control over financial reporting is effective as required by Section 404 of SOX. As a result, our securities could decline in value due to a loss of confidence in the reliability of the Company’s financial statements. In addition, the Company will be required to incur costs in improving its internal control system and the hiring of additional personnel. Any such action could negatively affect the Company’s results of operations and cash flows.

RISKS RELATED TO INFORMATION TECHNOLOGY SYSTEMS, INTELLECTUAL PROPERTY AND PRIVACY LAWS

We are reliant upon information technology to operate our business and maintain our competitiveness.

Our ability to leverage our technology and data scale is critical to our long-term strategy. Our business increasingly depends upon the use of sophisticated information technologies and systems, including technology and systems (cloud solutions, mobile and otherwise) utilized for communications, marketing, productivity tools, training, lead generation, records of transactions, business records (employment, accounting, tax, etc.), procurement and administrative systems. The operation of these technologies and systems is dependent upon third-party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third-party vendors on commercially reasonable terms. We also cannot assure that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. We may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

We face growing risks and costs related to cybersecurity threats to our data and customer, franchisee, employee and independent sales agent data, including but not limited to:

•	the failure or significant disruption of our operations from various causes, including human error, computer malware, ransomware, insecure software, zero-day threats, or other events related to our critical information technologies and systems;

•	the increasing level and sophistication of cybersecurity attacks, including distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering, or other unlawful tactics aimed at compromising the systems and data of our officers and employees (including via systems not directly controlled by us, such as those maintained by joint venture partners and third-party service providers);

•	the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of our customers, employees and independent sales agents), the transmission of computer malware, or the diversion of home sale transaction closing funds.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to information technology systems via viruses, worms, and other malicious software, to phishing to advanced and targeted hacking launched by individuals or organizations. These attacks may be directed at the Company, its employees, third-party service providers and joint venture partners.

In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including our proprietary business information and intellectual property and that of our clients as well as personally identifiable information, sensitive financial information and other confidential information of our employees and customers. Additionally, we increasingly rely on third-party data processing, storage providers, and critical infrastructure services, including cloud solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. A breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.

In addition, the increasing prevalence and the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our employees, customers, third-party service providers and joint venture partners, have and will likely lead to increased costs to us with respect to preventing, investigating, mitigating and remediating these risks.

Moreover, we are required to comply with regulations both in the United States and in other countries where we do business that regulate cybersecurity, privacy and related matters.

While we, our third-party service providers and our joint venture partners have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date has been material to the Company. Although we employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, penetration testing, vulnerability assessments and maintenance of backup and protective systems), and conduct diligence on the security measures employed by key third- party service providers, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information and financial information) and the disruption of business operations.

Our facilities and systems are vulnerable to natural disasters and other unexpected events and any of these events could result in an interruption of our ability to execute clients’ email campaigns.

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

The satisfactory performance, reliability and availability of our services are critical to our operations, level of customer service, reputation and ability to attract new customers and retain customers. Most of our computing hardware is co-located in third-party hosting facilities. None of the companies who host our systems guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on their ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangements with third-party data centers are terminated, or there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. Any interruptions or delays in access to our services, whether as a result of a third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

If the security of customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit payment option.

Our systems may store customers’ credit information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify customers of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers.

If we fail to maintain our compliance with the data protection policy documentation standards adopted by the major credit companies, we could lose our ability to offer our customers a credit payment option. Any loss of our ability to offer our customers a credit payment option would make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.

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

We may be unable to obtain effective intellectual property protection for our potential products and technology.

Our intellectual property, or any intellectual property that we have or may acquire, license or develop in the future, may not provide meaningful competitive advantages. Our patents and patent applications, including those we license, may be challenged by competitors, and the rights granted under such patents or patent applications may not provide meaningful proprietary protection. For example, numerous patents held by third parties could be used as a basis to challenge the validity or limit the scope of our patents or patent applications. A successful challenge to the validity or limitation of the scope of our patents or patent applications could limit our ability to commercialize our GenFlat Container and, consequently, reduce our revenues.

Moreover, competitors may infringe our patents or those that we license, or successfully avoid these patents through design innovation. To combat infringement or unauthorized use, we may need to resort to litigation, which can be expensive and time-consuming and may not succeed in protecting our proprietary rights. In addition, in an infringement proceeding a court may decide that our patents or other intellectual property rights are not valid or are unenforceable, or may refuse to stop the other party from using the intellectual property at issue on the ground that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect these rights as fully as the laws of the United States.

We also rely on the law of trade secrets to protect unpatented technology and know-how. We try to protect this technology and know-how by limiting access to those employees, contractors and strategic partners with a need to know this information and by entering into confidentiality agreements with these parties. Any of these parties could breach the agreements and disclose our trade secrets or confidential information to our competitors, or these competitors might learn of the information in other ways. Disclosure of any trade secret not protected by a patent could materially harm our business.

We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.

Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could, among other things, divert management’s attention, result in costly and time-consuming litigation, require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all, require us to redesign our GenFlat Container to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

Ultimately, we may be unable to successfully commercialize our GenFlat Container or may have to cease our business operations as a result of patent infringement claims.

Our technology may be subject to foreign or domestic government rights.

We may have obligations to foreign or domestic government agencies in connection with the technology that we have developed, including the right to require that a compulsory license be granted to one or more third parties selected by certain government agencies. It may be difficult to monitor whether these third parties will limit their use of our technology to these licensed uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

RISKS RELATED TO OUR SECURITIES

There is no active market for our common stock, which may make it more difficult for you to sell your stock; purchasers of our stock may have difficulty selling their shares.

There is currently no active public trading market for our common stock and an active trading market in our common may not develop or, if developed, may not be sustained. Our common stock is quoted on the OTC Markets (OTC Pink) under the symbol “GFLT.”  To date, however, minimal public trading market has developed, so purchasers and/or holders of our securities may have difficulty selling their shares should they desire to do so. In the event an active market develops in our securities, it may not be sustained. As a result, you should purchase shares only as a long-term investment, and you must be prepared to hold your shares for an indefinite period.

In the event an active trading market for our common stock develops, the price of our common stock may fluctuate significantly.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Report on Form 10-K, are:

•	sale of our common stock by our stockholders, executives, and directors;
•	volatility and limitations in trading volumes of our shares of common stock;
•	our ability to obtain financing;
•	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our business’ industries;
•	our ability to attract new customers;
•	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;
•	our cash position;
•	announcements and events surrounding financing efforts, including debt and equity securities;
•	our inability to enter into our target markets;
•	reputational issues;
•	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
•	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
•	changes in industry conditions or perceptions;
•	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
•	departures and additions of key personnel;
•	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
•	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our securities are subject to the penny stock rules, which make it more difficult to trade our shares.

The Securities and Exchange Commission, or the SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our securities is less than $5.00, our securities could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore stockholders may have difficulty selling their securities.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”), has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares, as well as overall liquidity, of our common stock.

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

We may issue additional equity securities, or engage in other transactions that could dilute our book value or relative rights of our common stock, which may adversely affect the market price of our common stock.

We are authorized to issue up to 25,000,000 shares of common stock. As of the September 25, 2024, we have 10,604,524 shares of common stock issued and outstanding. Our Board may determine from time to time that it needs to raise additional capital by issuing additional shares of our common stock or other securities. Except as otherwise described in this Report on Form 10-K, we will not be restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of our common stock. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preferred shares, upon our liquidation, holders of our debt securities, if any, and lenders with respect to other borrowings, if any, may receive distributions of our available assets before the holders of our common stock.

The ability of a stockholder to recover all or any portion of such stockholder’s investment in the event of a dissolution or termination may be limited.

In the event of a dissolution or termination of our Company, the proceeds realized from the liquidation of the assets of our Company, or our subsidiaries will be distributed among the common stockholders, but only after the satisfaction of the claims of third-party creditors of our Company. The ability of a common stockholder to recover all or any portion of such stockholder’s investment under such circumstances will, accordingly, depend on the amount of net proceeds realized from such liquidation and the amount of claims to be satisfied therefrom. There can be no assurance that our Company will recognize gains on such liquidation, nor is there any assurance that common stockholders will receive a distribution in such a case.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and, as such, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We do not anticipate paying any cash dividends on our common stock for the foreseeable future. Our Company has never declared any cash dividends on its common stock. We currently intend to use all available funds and any future earnings for use in financing the growth of our business.  In addition, any future loan arrangements we enter into may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We are an “emerging growth company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are considered a smaller reporting company and are able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

Rule 12b-2 of the Exchange Act, defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority- owned subsidiary of a parent that is not a smaller reporting company and that, among other criteria,  (i) had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or (ii) had annual revenues of less than $100 million and either no public float or a public float of less than $700 million.

As a smaller reporting company, we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only two years of financial statements; and we do not need to provide the table of selected financial data. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, and also could make it more difficult for our stockholders to sell their shares.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management is required to devote substantial time to compliance matters.

As a publicly traded company, we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements and keep pace with new regulations so that we do not fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has deemed certain conditions to be material weaknesses and significant deficiencies in our internal controls. For example, we do not have written documentation of our internal control policies and procedures and due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the market price of our common stock.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors,  executive officers and affiliates own approximately 47% of our outstanding common stock. Accordingly, these stockholders may exert significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets. The significant concentration of stock ownership may negatively impact the value of our common stock due to potential investors’ perception that conflicts of interest may exist or arise.

Liability of directors for breach of duty is limited under Delaware law.

Our certificate of incorporation, as amended, limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of their duty of loyalty to us or our stockholders;
•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•	transaction from which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by law, and may indemnify employees and other agents. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding.

We expect to enter into separate indemnification agreements with our directors and officers or provide additional indemnification to our directors and officers through indemnification provisions in their employment agreements. These agreements or provisions, among other things, will require us to indemnify our directors and officers for any and all expenses (including reasonable attorneys’ fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees) judgments, fines and amounts paid in settlement actually and reasonably incurred by such directors or officers or on his or her behalf in connection with any action or proceeding arising out of their services as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request provided that such person follows the procedures for determining entitlement to indemnification and advancement of expenses set forth in the indemnification agreement or employment agreement. We believe that these certificate of incorporation provisions, bylaw provisions and indemnification agreements/provisions are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our certificate of incorporation, as amended, and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

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

This provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ bylaws and certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in such action. Additionally, these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive or concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Rule 144 May Not Be Available To You

Although we do not consider our Company to be a shell company or an issuer that has been at any time previously a shell company, our Company may be deemed as such by third parties, including brokerage firms and government agencies, including the U.S. Securities and Exchange Commission (the “SEC”). Rule 144 is not available for the resale of securities initially issued by a shell company or an  issuer that has been at any time previously a shell company unless the issuer: (i) has ceased to be a shell company; (ii) is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; (iii) has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (iv) has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer a shell company. Thereafter, such securities may be sold subject to the requirements of Rule 144 after one year has elapsed from the date that the issuer filed “Form 10 information” with the SEC. As a result, in the event we are considered to have previously been a shell company and do not meet all of these criteria, Rule 144 will not be available to you.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a start-up company with limited operations, yet we recognize that we are subject to various cybersecurity risks that could adversely affect our business. Cyberattacks on companies around the world continue to increase, which cause operational failures, compromised sensitive corporate or customer data, and/or result in significant financial damages. These attacks occur over the internet, through malware, viruses or attachments to e-mails, or through inside actors with access to systems within the organization.

Risk Management and Strategy

As part of our overall risk management, we focus on a comprehensive approach to identifying, preventing and mitigating cybersecurity threats and incidents. We deploy technical safeguards that are designed to protect our Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which we evaluate and improve on a periodic basis.

Governance

Our Chief Executive officer is the sole member of our Board of Directors, and he is responsible for oversight of cybersecurity risk. Our Chief Executive Officer, along with our President and Chief Operations Officer, who are currently our only other employees, are responsible for the ongoing managing and assessing of our cybersecurity practices and reporting on such practices and risks. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Board of Directors and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken. We believe we are appropriately staffed (as supported by IT consultants and service providers, as needed) to support a healthy cybersecurity posture given our Company’s size and scope.

To date, there have been no risks identified from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our Company. However, despite all of the above aforementioned efforts, a cyberattack, if it occurred, could cause system operational problems, compromise important data or systems or result in an unintended release of confidential information. See “Item 1A. Risk Factors” for additional discussion of cybersecurity risks impacting our Company.

Item 2. Properties.

Our corporate headquarters is in Tooele, Utah. pursuant to a one-year lease which commenced on February 1, 2024 and ending on January 31, 2025 and provides for a monthly rent of $1,200. We believe this to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (OTC Pink) under the symbol “GFLT.”  To date, however, a minimal public trading market has developed. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Common Equity

As of September 16, 2024, we had approximately 132 stockholders of record of our common stock.

Dividends

Our Company does not pay any cash dividends on its common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

Equity Compensation Plan Information

As of our fiscal year ending June 30, 2024

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	-	(1)	$-	1,500,000
Equity compensation plans not approved by security holders	-		-	-
Total	-			1,500,000

(1)	Reflects our 2020 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants. We have reserved 1,500,000 shares of common stock for such persons pursuant to that plan.

Recent Sales of Unregistered Securities

Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
May 2024	Common Stock — 33,333 shares of common stock at $6.00 per share pursuant to a private offering.

No underwriters were utilized, and no commissions or fees were paid with respect to the above transaction. Accredited Investors  were the only offerees in connection with this  transaction. We relied on Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Commencement of Commercial Operations

We commenced commercial operations in May 2024. Presently, our commercial operations consist of an equipment lease agreement to provide GenFlat Containers to one customer. The lease agreement demonstrates commercial acceptance of our GenFlat container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers, including shipping lines, retailers, logistics companies, and the United States military. The Company also has a non-commercial proof-of-concept agreement with a freight forwarding company in the Middle East, which commenced in August 2024.

For the years ended June 30, 2024, and 2023, respectively, we generated revenue from our operations of $5,234 and $0, and our net losses were $1,214,383 and $875,821, respectively.

Components of Results of Operations

Revenue

Revenue is from fees charged for rental and lease of collapsible marine shipping containers.

Costs of Revenue

Costs of revenue include depreciation expense on rental inventory, freight and transportation costs to move collapsible marine shipping containers.

General and Administrative Expenses

General and administrative expenses include all corporate and administrative functions that support our Company, including personnel-related expense; costs related to investor relations activities; professional fees; consulting and marketing and advertising-related expenses.

Research and Development Costs

These expenses are substantially related to our engineering, consulting and research and development activity.

Other Income/Expenses, Net

Other income/expenses include non-operating income and expenses, including interest income and expense.

Results of Operations

For the Year ended June 30, 2024, compared to the Year ended June 30, 2023

The following discussion compares operating data for the year ended June 30, 2024, to the data for the year ended June 30, 2023:

	Year Ended June 30,
	2024	2023	$ Change	% Change

Revenue	$5,234	$-	$5,234	100%
Cost of Goods Sold	168,540	-	168,540	100%
Gross Profit	(163,306)		(163,306)	100%
Research and Development	-	395,713	(395,713)	100%
General and administrative	1,069,424	478,081	591,343	124%

Total operating expenses	1,069,424	873,794	195,630	22%
Net loss from operations	$(1,232,730)	$(873,794)	$(358,936)	41%

Revenue

Revenue was $5,234 for the year ended June 30, 2024, as compared to $0 for 2023, an increase of $5,234, which was the result of the Company’s first contract for the leasing of GenFlat Containers.

Costs of Goods Sold

Costs of goods sold was $168,540 for the year ended June 30, 2024, as compared to $0 for 2023, an increase of $168,540. The cost of goods sold for the year ended June 30, 2024 related to $79,500 of depreciation expense of rental inventory and $89,040 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $0 for the year ended June 30, 2024, as compared to $395,713 for 2023, a decrease of $$395,713, which was the result of decreased engineering, consulting and research and development activity of the Company’s collapsible marine container.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2024, were $1,069,424, compared to $478,081 for 2023, an increase of $591,343, which was primarily related to an increase in compensation expense, salaries, and benefits, consulting and marketing and advertising-related expenses, and other professional fees as a result of the Company increasing its operations around developing its product and raising capital, and public company reporting obligations.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended June 30, 2024, and 2023:

	Year ended June 30,
	2024	2023
Cash flows used in operating activities	$(2,431,119)	$(1,294,362)
Cash flows used in investing activities	-	(3,713)
Cash flows provided by financing activities	2,191,334	1,142,000

Net change in cash	$(239,785)	$(156,075)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash depreciation and amortization expenses, and changes in the asset and liability accounts.

Net used in operating activities for the year ended June 30, 2024, was $2,431,119 versus net cash used in operating activities of $1,294,362 for the year ended June 30, 2023, an increase of $1,136,757. The increase in net cash used in operating activities was primarily due to an increase in net loss of $356,847 and the cash outflows related to producing the Company’s initial rental container inventory of $1,740,220.

We expect cash used in operating activities to fluctuate significantly in future periods because of a number of factors, some of which are outside of our control, including, among others: obtaining additional lease contracts and the success we achieve in generating revenue.

Investing Activities

There was no cashflow from investing activities during the year ended June 30, 2024. Net cash used in investing activities during the year ended June 30, 2023 was $3,713. Net cash used in investing activities during the year ended June 30, 2023, is primarily due to the use of cash from the purchase of property and equipment and intangible assets.

Financing Activities

Net cash provided by financing activities during the year ended June 30, 2024 was $2,191,334, an increase of $1,049,334 from cash provided by financing activities in 2023 of $1,142,000. The increase consisted of $2,289,300 of proceeds from the sale of common stock, $205,000 of proceeds from loans from related party, partially offset by repayments on notes payable, repayment notes payable from related party, and line of credit of $302,966.

Liquidity and Capital Resources

Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can lease additional GenFlat containers to new and existing customers, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing products, and the rate at which we hire employees to support operations. We expect that we will incur approximately $70,000 of expenditures per month over the next 12 months.

As of June 30, 2024, we had cash of $38,971, and working capital deficit of $182,632. We believe that our existing cash will not be sufficient to fund our present operations during the next 12 months and beyond. The Company’s audited annual consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2024 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacture its products, and is currently offering of up to 1,200,000 shares at a price of $6.00 per share. However, there is no assurance of additional funding being available through these plans or other sources.

During the year ended June 30, 2024, the Company sold a total of 564,628 shares of common stock in exchange for gross cash proceeds of $2,339,300. Of these shares, 33,333 were issued after June 30, 2024. In July 2023, GenFlat also returned $50,000 in cash to an investor who subscribed to shares during the year ended June 30, 2023. Subsequent to June 30, 2024, the Company sold a total of 23,000 shares of common stock for total proceeds of $138,000.

During the year ended June 30, 2023, the Company sold a total of 271,198 shares of common stock in exchange for cash proceeds of $1,142,000.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Contractual Obligations

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. As of June 30, 2024, the balance owed on the note was $50,500.

During the year ended June 30, 2024, the Company entered into three promissory note agreements with a the Company’s CEO, Drew Hall,  for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000.

On July 1, 2024, the Company entered into six separate Advisory Committee Member Agreements and agreed to the following compensation in each agreement.

a.	Cash Compensation. $5,000 annually, payable on June 30th of each year of service.

b.

Equity Compensation. Subject to Board approval, in respect of calendar year 2024, stock options for 100,000 shares of Company stock. The stock options vest as follows: 1) Fifty thousand (50,000) options upon execution of the Advisory Committee Member Agreements; 2) Twenty-five thousand (25,000) options on the first anniversary, and 3) Twenty-five thousand (25,000) options on the second anniversary, in all cases subject to continued service as of such vesting dates. Vested stock options must be exercised within ten (10) years of the vesting date.

The exercise price of the options will be the fair market value of a share of common stock on the date of grant.

The Company maintains an operating lease for its office space with the Company’s CEO, Drew Hall. The lease has a remaining term of 7 months and a monthly payment of $1,200.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

The Company considers its critical accounting policies and estimates to be as follows:

Revenue Recognition

The Company is principally engaged in the business of renting collapsible marine shipping containers. The Company’s rental transactions are accounted for under ASC Topic 842, Leases, ("Topic 842"). Our revenue includes revenue generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. As part of this straight-line methodology, when the equipment is returned, the Company recognizes as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the equipment was out on rent, over the cumulative amount of revenue recognized to date. In any given accounting period, the Company will have customers return equipment and be contractually required to pay more than the cumulative amount of revenue recognized to date under the straight-line methodology. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related revenue is recorded.

The Company’s sale of rental and new equipment, parts and supplies to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, ("Topic 606"). The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, net of related discounts, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $0 at June 30, 2024, and 2023.

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

Leases

We account for our leases under ASC 842 - Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on our balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. Short-term leases of one year or less are not recognized as ROU assets and liabilities. If our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by us as of the specified effective date.

There are no other recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GenFlat Holdings, Inc.

(formerly Healthcare Business Resources, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GenFlat Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GenFlat Holdings, Inc. (the Company) as of June 30 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years in the two-year period, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30 2024 and 2023, and the results of its operations and its cash flows for each the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audits Matter

The critical audits matter communicated below is a matter arising from the current period audits of the consolidated financial statements that was communicated or required to be communicated to the audits committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audits matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audits matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 1 to the financial statements, the Company had a going concern due to a working capital deficiency, and stockholders’ deficiency. Auditing management’s evaluation of a going concern can be a significant judgment. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure of going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We have served as the Company’s auditor since 2024

The Woodlands, TX

September 30, 2024

GenFlat Holdings, Inc. (formerly Healthcare Business Resources, Inc.)
Consolidated Balance Sheets

	June 30, 2024	June 30, 2023

Assets
Current Assets:
Cash	$38,971	$278,756
Accounts receivable	5,235	-
Prepaid expenses	-	477,000
Total current assets	44,206	755,756

Property and equipment, net	1,208	2,212
Right of use asset, operating lease	8,127	8,011
Intangible assets, net	81,115	113,739
Rental inventory, net	1,660,720	-
Total Assets	$1,795,376	$879,718

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$104,980	$30,231
Notes payable – related party	105,000	-
Related party advances	8,731	8,731
Right of use liability, operating lease, current	8,127	8,127
Total current liabilities	226,838	47,089

Notes payable	50,500	125,000
Total Liabilities	277,338	172,089

Commitments and contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 10,548,191 and 10,205,195 shares issued and outstanding, respectively	10,548	10,205
Additional paid-in capital	4,615,732	2,583,395
Subscription payable	-	50,000
Accumulated deficit	(3,150,354)	(1,935,971)
Total Stockholders' equity attributable to GenFlat Holdings, Inc.	1,475,926	707,629
Noncontrolling interest	42,112	-
Total stockholders’ equity	1,518,038	707,629
Total Liabilities and Stockholders' Equity	$1,795,376	$879,718

See accompanying notes to the audited consolidated financial statements.

GenFlat Holdings, Inc. (formerly Healthcare Business Resources, Inc.)
Consolidated Statements of Operations

	Year Ended June 30, 2024	Year Ended June 30, 2023

Revenue	$5,234	$-
Cost of revenue	168,540	-
Gross profit	(163,306)

Operating expenses:
Research and development	-	395,713
General and administrative	1,069,424	478,081

Total operating expenses	1,069,424	873,794

Loss from operations	(1,232,730)	(873,794)

Other income (expense):
Interest expense	(1,961)	(3,234)
Other income	2,023	1,207
Total other income (expense)	62	(2,027)

Net loss	$(1,232,668)	$(875,821)
Noncontrolling interest	(18,285)	-
Net loss attributable to GenFlat Holdings, Inc.	$(1,214,383)	$(875,821)

Loss per share – basic and diluted attributable to GenFlat Holdings, Inc.	$(0.12)	$(0.09)
Loss per share - basic and diluted attributable to noncontrolling interest.	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	10,438,400	9,926,322

See accompanying notes to the audited consolidated financial statements.

GenFlat Holdings, Inc. (formerly Healthcare Business Resources, Inc.)
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2024 and 2023

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2022	8,940,597	$8,941	$1,492,659	$-	$(1,060,150)	$441,450	$-	$441,450
Recapitalization	993,400	993	(993)			-		-
Common stock sold for cash	271,198	271	1,091,729	50,000	-	1,142,000		1,142,000
Net loss					(87,581)	(875,821)		(875,821)
Balance, June 30, 2023	10,205,195	10,205	2,583,395	50,000	(1,935,971)	707,629	-	707,629
Common stock sold for cash	531,295	531	2,338,769	(50,000)	-	2,289,300	-	2,289,300
Recapitalization	103,030	103	(246,326)	-	-	(246,223)	-	(246,223)
Issuance of common stock for reverse stock split	6,691	7	(7)	-	-	-	-	-
Reclassification of noncontrolling interest	(298,020)	(298)	(60,099)	-	-	(60,397)	60,397	-
Net Loss		-	-	-	(1,214,383)	(1,214,383)	(18,285)	(1,232,668)
Balance, June 30, 2024	10,548,191	$10,548	$4,615,732	$-	$(3,150,354)	$1,475,926	$42,112	$1,518,038

See accompanying notes to the audited consolidated financial statements.

GenFlat Holdings, Inc.
Consolidated Statements of Cash Flows (formerly Healthcare Business Resources, Inc.)
For the Years Ended June 30, 2024 and 2023

	June 30, 2024	June 30, 2023

Cash Flows from Operating Activities:
Net loss	$(1,232,668)	$(875,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,628	32,395
Rental inventory – depreciation expense	79,500	-
Amortization of right of use assets	(116)	12,679
Changes in operating assets and liabilities:
Accounts receivable	(5,235)	-
Prepaid expenses	477,000	(477,000)
Rental inventory	(1,740,220)	-
Accounts payable and accrued liabilities	(43,008)	26,264
Right of use liabilities	-	(12,879)
Net cash used in operating activities	(2,431,119)	(1,294,362)

Cash Flows from Investing Activities:
Capitalized patent costs	-	(1,300)
Purchases of property and equipment	-	(2,413)
Net cash used in investing activities	-	(3,713)

Cash Flows from Financing Activities:
Repayment on notes payable	(74,500)	-
Repayment of line of credit	(128,466)	-
Repayment of notes payable – related party	(100,000)	-
Proceeds from notes payable – related party	205,000	-
Proceeds from sale of common stock	2,289,300	1,142,000
Net cash provided by financing activities	2,191,334	1,142,000

Net change in cash	(239,785)	(156,075)

Cash, at beginning of period	278,756	434,831

Cash, at end of period	$38,971	$278,756

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the audited consolidated financial statements.

GenFlat Holdings, Inc.

(formerly Healthcare Business Resources, Inc.)

Notes to Consolidated Financial Statements

For the year ended June 30, 2024 and 2023

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

On September 9, 2019 (commencement of operations), GenFlat Holdings, Inc. (formerly Healthcare Business Resources Inc.), a domestic corporation was organized in Delaware to provide consulting services to healthcare organizations. Unless the context otherwise requires, all references to “GenFlat” “Company,” “we,” “our” or “us” and other similar terms means GenFlat Holdings, Inc. (formerly Healthcare Business Resources Inc.), and its subsidiaries.

On October 18, 2023, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with GenFlat, Inc. (“GenFlat, Inc.”), a Delaware corporation, and GenFlat, Inc. shareholders who own 97.1% of the outstanding shares of common stock of GenFlat, Inc. Pursuant to the Share Exchange Agreement, all GenFlat, Inc. shareholders who are parties to the Share Exchange Agreement will receive ninety eight percent (98%) of the issued and outstanding shares of common stock of the Company in exchange for their shares of GenFlat, Inc. common stock on a pro rata basis.

The Share Exchange Agreement closed on December 20, 2023. Pursuant to the Share Exchange Agreement, and on the terms and subject to the conditions contained therein, at the closing, the Company acquired 97.22% of the outstanding shares of common stock of GenFlat, Inc. from GenFlat, Inc. stockholders who were a party to the Share Exchange Agreement in exchange for 1,043,847,000 shares of common stock of the Company. Additionally, 11,000,000 shares of outstanding Company common stock were canceled, resulting in 1,054,150,000 shares of common stock issued and outstanding as of the closing date.

As a result of the closing of the Share Exchange Agreement, the Company discontinued all aspects of its health care consulting business, and the Company is now focused on developing the GenFlat business plan. GenFlat is a start-up company that developed a more sustainable collapsible marine container, replacing traditional standard marine containers. GenFlat operates as a container sales and leasing company and supplies GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures. In accordance with “reverse acquisition” accounting treatment, the historical financial statements of GenFlat, Inc. as of period ends, and for periods ended, prior to the acquisition became the historical financial statements of the Company in all future filings with the SEC, and the Company’s fiscal year end became June 30. All prior period information presented within this filing is of GenFlat, Inc. historical operations. The Company changed its name from Healthcare Business Resources Inc. to GenFlat Holdings, Inc. to better reflect its new business operations.

Unless the context otherwise requires, all references to “GenFlat” “Company,” “we,” “our” or “us” and other similar terms means GenFlat Holdings, Inc. (formerly Healthcare Business Resources Inc.), and its subsidiaries.

Liquidity and Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At  June 30, 2024 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) and, as such, include amounts based on judgments, estimates, and assumptions made by management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary, GenFlat, Inc, and its wholly-owned subsidiaries Collapsible Revolution, LLC, and Sub Oceanic Genflat LLC. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, net of related discounts, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions.

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

Revenue Recognition

The Company is principally engaged in the business of renting equipment. Equipment rental revenue includes revenue generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. As part of this straight-line methodology, when the equipment is returned, the Company recognizes as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the equipment was out on rent, over the cumulative amount of revenue recognized to date. In any given accounting period, the Company will have customers return equipment and be contractually required to pay more than the cumulative amount of revenue recognized to date under the straight-line methodology. Also included in equipment rental revenue is re-rent revenue in which the Company will rent specific pieces of equipment from vendors and then re-rent that equipment to its customers. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related revenue is recorded.

The Company’s sale of rental and new equipment, parts and supplies to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, ("Topic 606"). The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of June 30, 2024, or June 30, 2023.

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts receivable, rental inventory, prepaid expenses, accounts payable and accrued expenses, and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

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

Leases

The Company accounts for leases under ASC 842 - Leases. The Company determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on our balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. Short-term leases of one year or less are not recognized as ROU assets and liabilities. If our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The following table represents the balances of intangible assets as of June 30, 2024 and June 30, 2023:

	Estimated life	June 30, 2024	June 30, 2023

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(105,185)	(72,561)
Net Intangible		$81,115	$113,739

During the years ended June 30, 2024 and June 30, 2023, the Company recognized amortization expense of $32,624 and $32,194 respectively, on the intangible assets.

NOTE 4. RENTAL INVENTORY, NET

During the year ended June 30, 2024, the Company developed and built its collapsible containers and actuators used to collapse the marine containers. The containers purchased are recognized as rental inventory and are depreciated over their estimated useful lives.

As of June 30, 2024 and 2023, rental inventory consists of the following:

	Estimated life	June 30, 2024	June 30, 2023

Collapsible Containers	10 years	$1,590,000	$-
Actuators	10 years	150,220	-
		1,740,220	-
Accumulated Depreciation		(79,500)	-
Rental Inventory, net		$1,660,720	$-

Depreciation on rental inventory of $79,500 and $0 was recognized during the years ended June 30, 2024 and June 30, 2023, respectively and is included in costs of goods sold on the accompanying consolidated statements of operations.

NOTE 5. LEASES

The Company maintains an operating lease for its office space. The lease has a remaining term of 7 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The amount of right-of-use assets and lease liabilities were $8,127 and $8,127 as of June 30, 2024 and $8,011 and $8,127, respectively as of June 30, 2023. Aggregate lease expense for the years ended June 30, 2024, and 2023 was $10,800 and $10,650, respectively.

		Remaining
		Term in
	Operating Lease	Years
2025	8,400
2026	-
Total lease payments	8,400
Less: imputed interest	(273)
Present value of lease liability	8,127	0.58

NOTE 6. DEBT

Senior Secured Convertible Credit Line

On July 1, 2022, the Company entered a secured convertible note up to $100,000. The secured convertible note matures on July 1, 2023 and bears interest at 8% per annum. The convertible note is secured by 110,000 shares of the Company’s common stock held by the Company’s CEO. In the event of an event of default on the note, at the option of the holder, the note can be converted into shares of the Company’s common stock at the conversion price of $0.01 per share. On July 12, 2023, the Company amended the secured convertible note of $100,000 issued on July 1, 2022. The amended secured convertible note was increased to $150,000 and is due on January 1, 2024. Following the Share Exchange, the Company repaid and extinguished the secured convertible note and accrued interest in full as of June 30, 2024.

Note Payable

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $74,500. As of June 30, 2024, and June 30, 2023, the balance owed on the note was $50,500 and $125,000, respectively. Accrued interest on the note was $8,607 and $7,201 as of June 30, 2024, and June 30, 2023, respectively.

Note Payable – related party

During the year ended June 30, 2024, the Company entered into three promissory note agreements with a related party for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. As of June 30, 2024, the balance owed on the note was $105,000. Accrued interest on the note was $260 as of June 30, 2024.

NOTE 7. STOCKHOLDERS’ EQUITY

On September 8, 2023, the stockholders of Healthcare Business Resources Inc. approved an amendment (the “Amendment”) to Healthcare Business Resources Inc.’s Certificate of Incorporation to increase the total number of shares of common stock that it shall have authority to issue from 2,000,000 shares to 2,500,000,000shares. The Amendment was filed with the Secretary of the State of Delaware and became effective on October 16, 2023.

Effective May 17, 2024, the Company effected a reverse split of its common stock at a ratio of one-for-one hundred (1:100) (the “Reverse Split”). The par value of the common stock will remain at $0.001 per share. The number of authorized shares of common stock after the Reverse Split is fixed at twenty-five million (25,000,000) shares of common stock. The Reverse Split is presented retroactively in these consolidated financial statements.

During the year ended June 30, 2024, prior to closing of the Share Exchange, GenFlat sold a total of 564,628 shares of its common stock in exchange for net cash proceeds of $2,289,300. Of these shares, 33,333 were issued after June 30, 2024. GenFlat also returned $50,000 in cash to an investor who subscribed to shares during the year ended June 30, 2023.

On October 18, 2023, the Company entered into the Share Exchange Agreement with GenFlat and GenFlat shareholders who owned 97.22% of the outstanding shares of common stock of GenFlat. Pursuant to the Share Exchange Agreement, all GenFlat shareholders who were parties to the Share Exchange Agreement received 10,438,470 shares of common stock  of the Company in exchange for their shares of GenFlat common stock on a pro rata basis. The Share Exchange Agreement closed on December 20, 2023. Additionally, 110,000 shares of outstanding Company common stock were canceled, resulting in 10,541,500 shares of common stock issued and outstanding as of the Closing Date.

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

Accounts payable	$107,880
Accrued interest	9,877
Senior Secured Convertible Credit line	128,466
Total liabilities assumed	$246,223

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

Incentive Stock Options

Pursuant to the Company’s 2020 Equity Incentive Plan, as amended, no more than 1,500,000 shares of Common Stock shall be available for the grant of Awards under the 2020 Equity Incentive Plan. During the terms of the Awards, the Company shall keep available at all times the number of shares of Common Stock required to satisfy such Awards. Shares available for future issuance under the 2020 Equity Plan is 1,500,000.

The following table summarizes the stock option activity for the year ended June 30, 2024:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at June 30, 2023	15,800	$57.00
Granted	-	-
Exercised	-	-
Cancelled and expired	(7,700)	50.00
Forfeited and expired	(8,100)	64.00
Outstanding at June 30, 2024	-	$-

As of June 30, 2024, there were no stock options exercisable.

Stock Warrants

The following table summarizes the stock warrant activity for the year ended June 30, 2024:

	Number of	Weighted Average Exercise Price
	Warrants	Per Share
Outstanding at June 30, 2023	14,000	$50.00
Granted	-	-
Exercised	-	-
Forfeited and expired	(14,000)	50.00
Outstanding at June 30, 2024	-	$-

As of June 30, 2024, there were no stock warrants exercisable.

NOTE 8. RELATED PARTY TRANSACTIONS

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of June 30, 2024, and June 30, 2023, the Company owed $8,731 in advances to the Company’s CEO. These advances were repaid in full by the Company in August 2024. The Company’s Chief Operating Officer is a family member of the CEO and receives an annual salary of $150,000.

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

The Company maintains an operating lease for its office space. The lease has a remaining term of 7 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. See Note 5.

No member of management has benefited from the transactions with related parties.

During the year ended June 30, 2024, the Company entered into three promissory note agreements with the Company’s Chairman and CEO Drew Hall for an aggregate principal amount of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. As of June 30, 2024, the balance owed on the notes was $105,000. Accrued interest on the notes was $260 as of June 30, 2024.

NOTE 9. INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

The effective income tax rate for the years ended June 30, 2024 and 2023 consisted of the following:

	June 30,	June 30,
	2024	2023
Federal statutory income tax rate	21%	21%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2024 and 2023 is as follows:

	June 30,
	2024	2023

Expected federal income tax benefit at statutory rate before valuation allowance	$255,020	$183,922
Less: Valuation allowance	(255,020)	(183,922)
Income tax benefit	$-	$-

The Company has current net operating loss carryforwards of approximately $3,100,000 as of June 30, 2024, to offset future taxable income, which expire beginning 2030.

The components of the Company’s deferred tax asset are as follows:

	June 30,
	2024	2023
Deferred tax assets:
Net deferred tax assets before valuation allowance	$661,574	$406,554
Less: Valuation allowance	(661,574)	(406,554)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2024 and 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

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

Commitments

On July 1, 2024, the Company entered six separate Advisory Committee Member Agreements and agreed to the following compensation in each agreement.

a.	Cash Compensation. $5,000 annually, payable on June 30th of each year of service.

c.

a.  Equity Compensation. Subject to Board approval, stock options for 100,000 shares of Company stock. The stock options will have an exercise price of $6.00 per share and vest as follows: 1) Fifty thousand (50,000) options will vest immediately; 2) Twenty-five thousand (25,000) options on the first anniversary of the agreement, and 3) Twenty-five thousand (25,000) options on the second anniversary of the agreement, in all cases subject to continued Advisory Committee service as of such vesting dates and pursuant to the Company’s standard Non-Qualified Stock Option Award Agreement. Vested stock options must be exercised within ten (10) years of the grant date.

The exercise price of the options will be the fair market value of a share of common stock on the date of grant.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events through September 3, 2024, the date these financial statements were available for issuance, and determined there were no events requiring disclosures, except as disclosed below.

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of June 30, 2024, the Company owed $8,731 in advances to the Company’s CEO. This balance was repaid in August 2024.

Subsequent to June 30, 2024, the Company sold a total of 23,000 shares of common stock for total proceeds of $138,000. The Company also issued 33,333 shares of common stock related to subscriptions received during the year ended June 30, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer/principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework- 2013. Based on its evaluation, our management concluded that the following are material weaknesses in our internal control over financial reporting:

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

Item 9B. Other Information.

 During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officer and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:.

Name	Age	Title	Held Position Since
Drew D. Hall	75	Chief Executive Officer/Chief Financial Officer, Director	December 20, 2023
Joseph J. Maggio	66	President	December 20, 2023
Garrett R. Hall	45	Chief Operations Officer	December 20, 2023

The following information sets forth the backgrounds and business experience of the director and executive officers of the Company.

Drew D. Hall. Mr. Hall has been serving as GenFlat Holdings, Inc.’s Chief Executive Officer/Chief Financial Officer, and sole Director since December 20, 2023. Additionally, Mr. Hall is GenFlat, Inc.’s (and/or its subsidiaries) co-founder and has been serving as its Chief Executive Officer/Chief Financial Officer since January 2018 to present where he has managed operations and finances. Since 2019, Mr. Hall has served as Managing Member of Collapsible Revolution, LLC, a wholly owned subsidiary of GenFlat, Inc. Since 1994 to present, Mr Hall has served as Managing Partner of Tooele Associates, LP, responsible for all real estate development since 1994.  Tooele Associates, LP owns property in Tooele City, UT. Mr. Hall is Managing Member of Bakken Development, LLC, Beach Railport, LLC and Beach Inn, LLC, land holding companies since 2012. He oversees all leasing and financing for those entities. Mr. Hall is Managing Member of Jack’s Market, LLC, leasing commercial real estate since 1997 in charge of all leasing and financing of Jack’s Market, LLC. Mr. Hall has been retained by the Utah Department of Transportation and The Salt Airport Authority as a land development expert in land condemnation litigation since 2022. Since 1999 Mr. Hall, as Managing Member of Overlake Golf, LLC, has been responsible for all aspects of supervising the operation of the Links at Overlake Golf Course located in Tooele, UT.  Mr. Hall received his B.S. degree in Accounting from Brigham Young University in 1975.  Mr. Hall was a practicing CPA from 1976 thru 1994 and is a life time member of the American Society of Certified Accountants.  Mr. Hall has served on the University of Utah Crimson Club Board of Directors since 2012 and served as its President from July 2019 thru June 2023. Mr. Halls qualifications to serve on our board of directors include his years practicing as a CPA, his knowledge managing various businesses and his leadership of our Company.

Joseph J. Maggio. Mr. Maggio has been serving as GenFlat Holdings, Inc.’s President since December 20, 2023. Additionally, Mr. Maggio has been President of GenFlat, Inc. since 2022. From 2021 to present, Mr. Maggio has been serving as National Sales Manager with Lanter Delivery Systems, a national overnight, unattended delivery solution company where he is responsible for business development and logistics operations, including ocean freight, trucking, warehousing, drayage, container yard operations, documentation, contracting and administration services. From 2018 to 2021, Mr. Maggio served as Director of Sales with NFI, a leading provider of North American supply chain solutions, where he was responsible for growing NFI’s book of business in both contract logistics and supply chain services (warehousing, truck and rail services). Mr. Maggio received his Bachelor of Science degree (Business Administration) from California State University Long Beach in 1979.

Garrett Hall. Mr. Hall has been serving as GenFlat, Inc.’s Chief Operations Officer since December 20, 2023. Additionally, Mr. Hall has been serving as GenFlat, Inc.’s (and/or its subsidiaries) Chief Operations Officer since December 2021 to present where he has provided strategic and advisory expertise to GenFlat in the form of developing and implementing its go-to-market strategy, supporting its sales team, and establishing channel partnerships. From April 2019 to 2023, Mr. Hall served as Co-Founder/Chief Operations Officer at CSQ Index, a market research publication firm serving cannabis and hemp supply chain vendors where he managed operations, conducted customer satisfaction research on supply chain vendors, consulted on customer experience and retention matters, managed research, methodology, vendor relations, government relations, and grower outreach, managed consulting services to ensure vendors received proper feedback on how to improve their products and services, and lead the sales team and tracked all sales goals and opportunities. Mr. Hall received his B.A. In English from Brigham Young University in 2006 and his Juris Doctor Degree Case Western Reserve University School of Law in 2009.

Significant Employees

We have no significant employees other than the officers and director described above.

Family Relationships

Drew D. Hall is Garrett Hall’s father. There are no other family relationships among our current officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

Our Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees, including its principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics is attached as Exhibit 14.1 to this Form 10-K and is available for review on our Company’s website www.genflat.com. The Company intends to disclose any changes in or waivers from its Code of Business Conduct and Ethics by posting such information on its website.

Changes to Director Nomination Procedures

                None.

Term of office

The term of office of each director of the Company ends at the next annual meeting of the Company’s stockholders or when such director’s successor is elected and qualifies. Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers have been involved in any of the proceedings described in Item 401(f) of Regulation S-K.

To the best of our knowledge, there is no material proceeding to which any director or executive officer, affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of such director, nominated director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Director Independence

Although we do not currently trade on the NASDAQ or any other trading medium, our board of directors has reviewed each of our former and current directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Our board of directors has affirmatively determined that Drew D. Hall, our sole director is not an independent director that is independent of management or free of any relationship that would interfere with his independent judgment as a member of our board of directors. The following former members of our board of directors, Stephen Epstein (resigned December 20, 2023) and Howard T. Wall, III (resigned December 20, 2023) are/were not independent directors pursuant to the standards described above.

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Company’s entire board of directors has served, and currently serves, in that capacity. This is due to our development stage and small executive management team. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have nominal revenues and our Company does not carry a sufficient amount of directors and officer’s insurance, which makes it difficult for us to find candidates willing to serve on our board of directors, especially independent directors to sit on an audit committee. If we are able to generate sufficient revenues in the future, then we will likely obtain a sufficient amount of directors and officer’s insurance, retain independent directors and form a separately designated standing audit committee and other applicable committees. Drew D. Hall, our sole director is not “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules for Audit Committee purposes.

Nominating Committee

We do not presently have a separately designated standing nominating committee. This is due to our development stage and smaller sized board of directors. We do not have a nominating committee charter. Instead of having such a committee, our board of directors historically has searched for and evaluated qualified individuals to become nominees for membership on our board of directors. The directors recommend candidates for nomination for election or reelection for each annual meeting of stockholders and, as necessary, to fill vacancies and newly created directorships.

Insider Trading Policies And Procedures

Our Company has not adopted any insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the registrant's securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. This is due to our development stage and small executive management team and one person Board of Directors, and the absence of any other additional employees.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executive Officers for the fiscal years ended June 30, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Drew D. Hall[1]	2024	$180,000	—	—	—	—	180,000
CEO/CFO, Director	2023	$180,000	—	—	—	—	180,000

Stephen Epstein(1)	2024	—	—	—	—	—	—
CEO/CFO/Pres, Director	2023	—	—	—	—	—	—

Joseph J. Maggio	2024	$25,000	—	—	—	—	25,000
President	2023	$150,000	—	—	—	—	150,000

Garrett R. Hall	2024	$150,000	—	—	—	—	150,000
COO	2023	$150,000	—	—	—	—	150,000

1.

Stephen Epstein resigned as GenFlat Holdings, Inc. Chief Executive Officer, President and Chief Financial Officer and sole named executive officer on December 20, 2023. No compensation was awarded to, earned by, or paid to Mr. Epstein as an executive officer during the last two fiscal years.

Employee, Severance, Separation and Change in Control Agreements

Drew Hall Employment Agreement.

On December 20, 2023, GenFlat entered into a written employment agreement with Mr. Hall as Chief Executive Officer and Chief Financial Officer providing for an annual salary of $180,000 per year, which is paid in regular installments in accordance with GenFlat’s general payroll practices. The Board may suspend the obligation to pay Mr. Hall for periods of time in order to meet other cash flow demands. Mr. Hall is also eligible to participate in GenFlat’s standard employee benefit programs, when available, for which executives of GenFlat are generally eligible, including, insurance and health benefits, GenFlat’s 401(k) plan, equity compensation plan and bonuses under any bonus plan program that may be established by our Board of Directors. Mr. Hall also serves as a member of our Board for no additional compensation.

Joe Maggio Employment Agreement.

On December 20, 2023, GenFlat entered into a written employment agreement with Mr. Maggio as President providing for an annual salary of $150,000 per year, which is paid in regular installments in accordance with GenFlat’s general payroll practices. The Board may suspend the obligation to pay Mr. Maggio for periods of time in order to meet other cash flow demands. Mr. Maggio is also eligible to participate in GenFlat’s standard employee benefit programs, when available, for which executives of GenFlat are generally eligible, including, insurance and health benefits, GenFlat’s 401(k) plan, equity compensation plan and bonuses under any bonus plan program that may be established by our Board of Directors. On June 26, 2023, pursuant to the terms of Mr. Maggio’s employment agreement, the Company suspended the compensation component of Mr. Maggio’s employment agreement in order to meet other cash flow demands. Mr. Maggio continues to serve as our President.

Garret Hall Employment Agreement

On December 20, 2023, GenFlat entered into a written employment agreement with Mr. Hall as Chief Operating Officer providing for an annual salary of $150,000 per year, which is paid in regular installments in accordance with GenFlat’s general payroll practices. The Board may suspend the obligation to pay Mr. Hall for periods of time in order to meet other cash flow demands. Mr. Hall is also eligible to participate in GenFlat’s standard employee benefit programs, when available, for which executives of GenFlat are generally eligible, including, insurance and health benefits, GenFlat’s 401(k) plan, equity compensation plan and bonuses under any bonus plan program that may be established by our Board of Directors.

Change in Control Benefits

If, prior to the expiration of the Employment Period and within twelve (12) months following a Change in Control, any of the above-named officers (“Officer”) is subject to an Involuntary Termination (as defined in their Employment Agreement), then GenFlat will pay “Change in Control Severance Benefits” to such officer, which will consist of (i) a payment (less applicable withholdings and deductions) equivalent to 18 months of the officer’s base salary (as in effect immediately prior to (a) the Change in Control, or (b) the date of the termination of Officer’s employment, whichever is greater), payable as a single lump sum within 74 days of Officer’s termination of employment; (ii) the greater of 150% of the Officer’s (i) Target Bonus or (ii) most recent actual bonus payout payable as a single lump sum within 74 days of the termination of Officer’s employment; (iii) taxable cash payments paid each calendar month for 18 months in an amount equal to the monthly COBRA premium at the time of Officer’s termination for the health dental and vision benefits that Officer and Officer’s eligible dependents had in effect under the Company’s welfare plans immediately prior to Officer’s termination (the “COBRA Payment”); and (iv) Acceleration of vesting of one hundred percent (100%) of Officer’s unvested equity award compensation under any equity incentive plan maintained by Company, to the extent permitted by such plan and by applicable laws.

Involuntary Termination — No Change in Control.

If, prior to the expiration of the Employment Period, no Change in Control has occurred in the preceding twelve (12) months and Officer is subject to an Involuntary Termination (as defined in their Employment Agreement), then the Company will pay “Severance Benefits” to Officer. The Severance Benefits will consist of: (i) a payment (less applicable withholdings and deductions) equivalent to 12 months of Officer’s base salary as in effect immediately prior to the date of Officer’s termination of employment, payable as a single lump sum within 74 days of the termination of Officer’s employment; (ii) the pro-rated amount of the bonus the Officer would have received had the Officer remained employed through the calendar year, to be determined at the Company’s sole discretion based on the Officer’s performance and payable as a single lump sum within 74 days of Officer’s termination of employment; and (iii) taxable cash payments paid each calendar month for 12 months in an amount equal to the monthly COBRA premium at the time of Officer’s termination for the health dental and vision benefits that Officer and Officer’s eligible dependents had in effect under the Company’s welfare plans immediately prior to Officer’s termination (also, the “COBRA Payment”).

Pension, retirement or similar benefit plans

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries.

Stock Option Grants

None.

Outstanding Equity Awards at Fiscal Year End

None.

Potential Payments Upon Termination or Change In Control

See “Employee, Severance, Separation and Change in Control Agreements” above.

Director Compensation

Presently, Drew Hall, our sole director, receives no additional compensation for serving as a director.

Indemnification

Our certificate of incorporation provides that no director shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Policies and Practices on the Timing of Awards of Options

See “Insider Trading Policies And Procedures” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 25, 2024, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of (i) each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock; and (ii) each of our officers and directors, and officers and directors as a group:

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)(2)	Number	Percent (3)(4)
5% Stockholders
Roy Hearrean	1,048,037	9.88%
Elda Hearrean	1,048,037	9.88%
Contained Resources, LLC(5)	2,115,942	19.95%
Charles G. Peterson Living Trust Dated May 25, 2010(6)	993,400	9.37%
Meraki Partners LLC (7)	1,011,300	9.54%

Directors and Executive Officers
Drew D. Hall, Chief Executive Officer/Chief Financial Officer, Director(8)	2,225,215	20.98%
Joseph J. Maggio, President	596,040	5.62%
Garrett R. Hall, Chief Operations Officer	--
All executive officers and directors as a group (3 persons)	2,821,255	26.60%

(1)

Calculated based upon the outstanding shares of the Company as of September 25, 2024. Such holders have the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person’s right to obtain additional shares of common stock within 60 days of as of the Closing Date.

(2)	In care of the Company at 1983 N. Berra Blvd., Tooele, Utah 84074.
(3)	Based on 10,604,524 shares of common stock outstanding.
(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from as of the Closing Date, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)	Alex Bellehumeur and Linda Bellehumeur are Managing Members of Contained Resources, LLC and each has voting and investment power over these securities.
(6)	Charles G Peterson is the Trustee of the Charles G. Peterson Living Trust Dated May 25, 2010 and has sole voting and investment power over these securities.
(7)	Joel Arberman is the Managing Member of Meraki Partners, LLC and has sole voting and investment power over these securities.
(8)

Includes 99,340 shares of common stock owned by Drew Hall and Theresa Hall and 2,125,876 shares of common stock owned by FEU Collapse, LLC. Drew Hall is the Managing Member of FEU Collapse, LLC and has sole voting and investment power over these securities.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control.

Securities Authorized For Issuance Under Equity Compensation Plans

                Please see “Equity Compensation Plan Information” information above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

•	As of June 30, 2024, and June 30, 2023, GenFlat owed $8,731 in advances to Drew Hall, Chief Executive Officer of the Company. These advances were repaid by the Company in full in August 2024.
•

During the year ended June 30, 2024, the Company entered into three promissory note agreements with the Company’s Chairman and CEO Drew Hall for an aggregate principal amount of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. As of June 30, 2024, the balance owed on the notes was $105,000. Accrued interest on the notes was $260 as of June 30, 2024.

•

Pursuant to the Share Exchange Agreement, on the Closing Date, the Company’s outstanding note receivable from PointClear Solutions, Inc. in the approximate amount of $98,438 (as of the Closing Date) was assigned to Stephen Epstein, our former Chief Executive Officer, in consideration of (i) his resignation from any and all Company positions, including, but not limited to, CEO and member of the board of directors on the Closing Date, and (ii) his delivery to the Company of 110,000 shares of Company common stock held in his name, all of which were cancelled on the Closing Date.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of our Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has affirmatively determined that Drew D. Hall, our sole director is not an independent director that is independent of management or free of any relationship that would interfere with his independent judgment as a member of our board of directors. The following former members of our board of directors, Stephen Epstein (resigned December 20, 2023), Howard T. Wall, III (resigned December 20, 2023), and Kenneth Hawkins (retired July 18, 2022) are/were not independent directors pursuant to the standards described above.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2024 and June 30, 2023 by the Company’s independent registered public accounting firms. M & K CPAS, PLLC (“M&K”) has served as the Company’s independent registered public accounting firm since January 29, 2024. BF Borgers CPA PC (“BF Borgers”) was our independent registered public accounting firm for our fiscal year ended June 30, 2023. See “Change in Independent Registered Public Accounting Firm” below. The aggregate fees billed for the fiscal years ended June 30, 2024 included $17,000 from M&K  and $27,500 from BF Borgers:

	2024	2023
Audit Fees	$44,500	$25,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$44,500	$25,000

Audit Fees are the aggregate fees billed during the years ended June 30, 2024 and June 30, 2023 for professional services rendered by the Company’s independent registered public accounting firms for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended June 30, 2024 and June 30, 2023 for assurance and related services rendered by the Company’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the aggregate fees billed during the years ended June 30, 2024 and June 30, 2023 for tax compliance services rendered by the Company’s independent registered public accounting firm.

All Other Fees are the aggregate fees billed during the years ended June 30, 2024 and June 30, 2023 for products and services provided by the Company’s independent registered public accounting firm, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by the Company’s independent registered public accounting firms that are described above were pre-approved by the Company’s Audit Committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on the Company’s independent registered public accounting firms’ engagement to audit the Company’s financial statements for the years ended June 30, 2024 and June 30, 2023, were attributed to work performed by persons other than the Company’s independent registered public accounting firm’s full-time, permanent employees.

Change in Independent Registered Public Accounting Firm

As previously reported on a Current Report on Form 8-K that we filed on February 2, 2024:

Termination of Independent Registered Public Accounting Firm

On January 29, 2024, the Company dismissed B F Borgers as its independent registered public accounting firm. The Company’s Board of Directors unanimously approved the decision to dismiss BF Borgers.

BF Borgers’ reports on the financial statements of the Company for the fiscal years ended June 30, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles except that BF Borgers’ reports on the financial statements of the Company for the fiscal years ended June 30, 2023 and 2022 contained the following paragraph:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

There have been no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) and no “reportable event” occurred (as that term is defined in Item 304(a)(1)(v) of Regulation S-K during the fiscal years ended June 30, 2023 and 2022 and the subsequent interim period up to and including the date of BF Borgers’ dismissal between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company’s financial statements for those periods.

The Company provided BF Borgers’s with a copy of the disclosures it is making in this Form 8-K and requested that BF Borgers furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made herein and, if not, stating the respects in which it does not agree.  A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

Appointment of Independent Registered Public Accounting Firm

On January 29, 2024, the Company appointed M&K as its new independent registered public accounting firm commencing for its quarter ending December 31, 2023, and its fiscal year ending June 30, 2024. The Company’s Board of Directors unanimously approved the engagement of M&K.

During the Company’s two most recent fiscal years ended June 30, 2023 and 2022, and the subsequent interim period up to and including the date of BF Borgers’ dismissal, neither the Company nor anyone acting on its behalf consulted with M&K regarding any matter that would require disclosure under Item 304(a)(2) of Regulation S-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Form 10-K:

1.	Financial Statements. Reference is made to the Index to Financial Statements under Item 8. Financial Statements and Supplementary Data in Part II hereof.

2.

Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

(b)	The following exhibits are filed as part of this report.

Exhibit Index

SEC Reference Number	Title of Document	Location

2.1	Share Exchange Agreement dated October 18, 2023	Incorporated by reference to Company’s Form 8-K filed on 10/23/2023

3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020

3.2	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference to Company’s Form 8-K filed on 10/17/2023

3.3	Second Certificate of Amendment to Certificate of Incorporation	Incorporated by reference to Company’s Form 10-Q filed on 05/15/2024

3.4	Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 09/22/2020

4.1	Description of Registrant’s Securities	Filed Herewith

10.1†	Restated 2020 Equity Incentive Plan	Filed Herewith

10.2†	Consulting Agreement - Meraki Partners LLC dated 5/20/2022, as amended on10/31/2022	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.3†	Employment Agreement - Drew D. Hall dated 12/20/2023	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.4†	Employment Agreement - Garrett R. Hall dated 12/20/2023	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.5†	Employment Agreement - Joseph J. Maggio dated 12/20/2023	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.6	Collapsable Container and Actuator Agreement with China International Marine Containers dated 7/6/2018 (included in Exhibit 10.7)	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.7	Assignment of Collapsable Container and Actuator Agreement to Collapsible Revolution, LLC . dated 5/31/2021	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.8†	Consulting Agreement - Alex Bellehumeur dated 01/05/2024	Incorporated by reference to Company’s Form 8-K filed on 01/19/2024

10.9	Form of Indemnification Agreement for Directors and Officers	Filed Herewith

10.10	Form of Advisory Board Agreement	Filed Herewith

10.10	Promissory Note -July 1, 2022	Incorporated by reference to Company’s Form 8-K filed on 07/6/2022

10.11	Amendment to Promissory Note – July 12, 2023	Incorporated by reference to Company’s Form 8-K filed on 07/14/2023

14.1	Code of Business Conduct and Ethics	Filed Herewith

21.1	Subsidiaries of the Registrant	Filed Herewith

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company

Furnished

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

Furnished

101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

104	Cover Page Interactive Data File

† Management contract or compensatory plan arrangement

(c)	None.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GenFlat Holdings, Inc., Registrant

Date: September 30, 2024	By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title

Date: September 30, 2024	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Director

