Form 10-Q
period 2024-09-30
GenFlat Holdings, Inc.
filed 2024-11-15
CIK 1796949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,604,524 shares of common stock as of November 12, 2024.

2

ITEM 1. FINANCIAL STATEMENTS

GenFlat Holdings, Inc. Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	June 30, 2024

Assets
Current Assets:
Cash	$5,588	$38,971
Accounts receivable, net	7,894	5,235
Prepaid expenses	-	-
Total current assets	13,482	44,206

Property and equipment, net	1,006	1,208
Right of use asset, operating lease	4,702	8,127
Intangible assets, net	72,981	81,115
Rental inventory, net	1,620,970	1,660,720
Total Assets	$1,713,141	$1,795,376

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued liabilities	$112,588	$104,980
Notes payable – related party, current	72,000	105,000
Note payable - current	50,500	-
Related party advances	-	8,731
Right of use liability, operating lease, current	4,702	8,127
Total current liabilities	239,790	226,838

Note payable – related party	99,996	-
Notes payable	-	50,500
Total Liabilities	339,786	277,338

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value 25,000,000 shares authorized, 10,604,524 and 10,548,191 shares issued and outstanding, respectively	10,604	10,548
Additional paid-in capital	6,239,395	4,615,732
Accumulated deficit	(4,914,295)	(3,150,354)
Total Stockholders’ equity attributable to GenFlat Holdings, Inc.	1,335,704	1,475,926
Noncontrolling interest	37,651	42,112
Total stockholders’ equity	1,373,355	1,518,038
Total Liabilities and Stockholders’ Equity	$1,713,141	$1,795,376

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc. Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023

Revenue	$7,894	$-
Cost of revenue	53,194	-
Gross profit	(45,300)

Operating expenses:
Research and development	36,000	-
General and administrative	1,685,747	133,521

Total operating expenses	1,721,747	133,521

Loss from operations	(1,767,047)	(133,521)

Other income (expense):
Interest expense	(1,357)	(353)
Other income	2	222
Total other income (expense)	(1,355)	(131)

Net loss	$(1,768,402)	$(133,652)
Noncontrolling interest	(4,461)	-
Net loss attributable to GenFlat Holdings, Inc.	$(1,763,941)	$(133,652)

Loss per share – basic and diluted attributable to GenFlat Holdings, Inc.	$(0.17)	$(0.01)
Loss per share - basic and diluted attributable to noncontrolling interest.	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	10,446,062	10,227,330

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2023	10,205,597	$10,205	$2,583,395	$50,000	$(1,935,971)	$707,629	$-	$707,629
Common stock sold for cash	62,087	62	249,938	-	-	250,000		250,000
Net loss					(133,652)	(133,652)		(133,652)
Balance, September 30, 2023	10,267,282	$10,267	$2,833,333	50,000	(2,069,623)	823,977	-	823,977

Balance, June 30, 2024	10,548,191	10,548	$4,615,732	-	(3,150,354)	1,475,926	42,112	1,518,038

Common stock sold for cash	56,333	56	137,944	-	-	138,000	-	138,000
Stock-based compensation	-	-	1,485,719	-	-	1,485,719	-	1,485,719
Net Loss		-	-	-	(1,763,941)	(1,763,941)	(4,461)	(1,768,402)
Balance, September 30, 2024	10,604,524	$10,604	$6,239,395	$-	$(4,914,295)	$1,321,865	$37,651	$1,373,355

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.
Consolidated Statements of Cash Flows For the Three Months Ended September 30, 2024 and 2023 (Unaudited)

	September 30, 2024	September 30, 2023

Cash Flows from Operating Activities:
Net loss	$(1,768,402)	$(133,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,336	8,442
Stock-based compensation expense	1,485,719	-
Rental inventory – depreciation expense	39,750	-
Amortization of right of use assets	-	(50)
Changes in operating assets and liabilities:
Accounts receivable	(2,659)	-
Prepaid expenses	-	(3,330)
Right of use asset	3,425	3,425
Accounts payable and accrued liabilities	7,608	3,290
Right of use liabilities	(3,425)	(3,425)
Net cash used in operating activities	(229,648)	(125,300)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Repayment on notes payable	-	(74,500)
Repayment of related party advances	(8,731)	-
Repayment of notes payable – related party	(50,000)	-
Proceeds from note payable – related party	99,996	-
Proceeds from notes payable – related party	17,000	-
Proceeds from sale of common stock	138,000	200,000
Net cash provided by financing activities	196,265	125,500

Net change in cash	(33,383)	200

Cash, at beginning of period	38,971	278,756

Cash, at end of period	$5,588	$278,956

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

 GenFlat Holdings, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended September 30, 2024

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

On October 18, 2023, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with GenFlat, Inc. (“GenFlat, Inc.”), a Delaware corporation, and GenFlat, Inc. shareholders who owned 97.1% of the outstanding shares of common stock of GenFlat, Inc. Pursuant to the Share Exchange Agreement, all GenFlat, Inc. shareholders who are parties to the Share Exchange Agreement will receive ninety eight percent (98%) of the issued and outstanding shares of common stock of the Company in exchange for their shares of GenFlat, Inc. common stock on a pro rata basis.

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

Liquidity and Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of September 30, 2024 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business-to-business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

 NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) and, as such, include amounts based on judgments, estimates, and assumptions made by management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its majority owned subsidiary, GenFlat, Inc, and its wholly-owned subsidiaries Collapsible Revolution, LLC, and Sub Oceanic Genflat LLC. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, net of related discounts, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions.

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

The Company’s sale of rental and new equipment, parts and supplies to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”). The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of September 30, 2024, or June 30, 2024.

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

The following table represents the balances of intangible assets as of September 30, 2024 and June 30, 2024:

	Estimated life	September 30, 2024	June 30, 2024

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(113,319)	(105,185)
Net Intangible		$72,981	$81,115

During the three months ended September 30, 2024and 2023, the Company recognized amortization expense of $8,134 and $8,043 respectively, on the intangible assets.

NOTE 4. RENTAL INVENTORY, NET

During the year ended June 30, 2024, the Company developed and built its collapsible containers and actuators used to collapse the marine containers. The containers purchased are recognized as rental inventory and are depreciated over their estimated useful lives.

 As of September 30, 2024 and June 30, 2024, rental inventory consists of the following:

	Estimated life	September 30, 2024	June 30, 2024

Collapsible Containers	10 years	$1,590,000	$1,590,000
Actuators	10 years	150,220	150,220
		1,740,220	1,740,220
Accumulated Depreciation		(119,250)	(79,500)
Rental Inventory, net		$1,620,970	$1,660,720

Depreciation on rental inventory of $39,750 and $0 was recognized during the three months ended September 30, 2024 and 2023, respectively and is included in costs of goods sold on the accompanying consolidated statements of operations.

NOTE 5. LEASES

The Company maintains an operating lease for its office space. The lease has a remaining term of 4 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The amount of right-of-use assets and lease liabilities were $4,702 and $4,702 as of September 30, 2024 and $8,127 and $8,127, as of June 30, 2024, respectively. Aggregate lease expense for the three months ended September 30, 2024, and 2023 was $3,600 and $3,550, respectively.

		Remaining
	Operating	Term in
	Lease	Years
2025	4,800
2026	-
Total lease payments	4,800
Less: imputed interest	(98)
Present value of lease liability	4,702	0.33

NOTE 6. DEBT

Notes Payable

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $74,500. As of September 30, 2024, and June 30, 2024, the balance owed on the note was $50,500. Accrued interest on the note was $8,960 and $8,607 as of September 30, 2024, and June 30, 2024, respectively.

Note Payable – related party

During the year ended June 30, 2024, the Company entered into three promissory note agreements with the Company’s CEO, Drew Hall, for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. During the period ended September 30, 2024, the Company received additional proceeds of $17,000 from Mr. Hall and repaid a total of $50,000 on the promissory note agreements. As of September 30, 2024 and June 30, 2024, the balance owed on the note was $105,000 and $72,000, respectively. Accrued interest on the notes was $714 and $260 as of September 30, 2024 and June 30, 2024, respectively.

On July 30, 2024, the Company entered into a promissory note agreement with an entity controlled by Mr. Hall, for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. As of September 30, 2024, the balance owed on the note was $99,996. Accrued interest on the note was $424 as of September 30, 2024.

NOTE 7. STOCKHOLDERS’ EQUITY

On September 8, 2023, the stockholders of Healthcare Business Resources Inc. approved an amendment (the “Amendment”) to Healthcare Business Resources Inc.’s Certificate of Incorporation to increase the total number of shares of common stock that it shall have authority to issue from 2,000,000 shares to 2,500,000,000 shares. The Amendment was filed with the Secretary of the State of Delaware and became effective on October 16, 2023.

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

During the period ended September 30, 2024, GenFlat sold a total of 23,000 shares of its common stock in exchange for net cash proceeds of $138,000.

During the year ended June 30, 2024, prior to closing of the Share Exchange, GenFlat sold a total of 564,628 shares of its common stock in exchange for net cash proceeds of $2,289,300. Of these shares, 33,333 were issued during the period ended September 30, 2024. GenFlat also returned $50,000 in cash to an investor who personally subscribed to shares during the year ended June 30, 2024 and re-issued the shares to the investor’s IRA in the same period.

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

The following table summarizes the stock option activity for the period ended September 30, 2024:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at June 30, 2024	-	$-
Granted	600,000	6.00
Exercised	-	-
Cancelled and expired	-	-
Forfeited and expired	-	-
Outstanding at September 30, 2024	600,000	$6.00

As of September 30, 2024, there were 300,000 stock options exercisable.

The estimated fair value of the options issued in connection with the advisory agreements discussion in Note 9 was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 4.45%; 3) volatility of 122%; 4) a common stock price of $5.00, and 5) an expected term of 6.25 years using the simplified method of calculating expected term due to lack of option history. The estimated fair value of the warrants was $2,641,279. During the three months ended September 30, 2024, the Company recognized expense of $1,485,719 for these awards and expects to recognize an additional $1,155,559 through the end of the vesting period.

NOTE 8. RELATED PARTY TRANSACTIONS

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of September 30, 2024, and June 30, 2024, the Company owed $0 and $8,731 in advances to the Company’s CEO. These advances were repaid in full by the Company in August 2024. The Company’s Chief Operating Officer is a family member of the CEO and receives an annual salary of $150,000.

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

During the year ended June 30, 2024, the Company entered into three promissory note agreements with the company’s CEO, Drew Hall, for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. During the period ended September 30, 2024, the Company received additional proceeds of $17,000 from Mr. Hall and repaid a total of $50,000 on the promissory note agreements. As of September 30, 2024 and June 30, 2024, the balance owed on the note was $105,000 and $72,000, respectively. Accrued interest on the notes was $714 and $260 as of September 30, 2024 and June 30, 2024, respectively.

On July 30, 2024, the Company entered into a promissory note agreement with an entity controlled by Mr. Hall for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. As of September 30, 2024, the balance owed on the note was $99,996. Accrued interest on the note was $424 as of September 30, 2024.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events through November 15, 2024, the date these financial statements were available for issuance, and determined there were no events requiring disclosures, except as disclosed below.

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 1, 2024. . Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

Our Company is a start-up company that developed a more sustainable collapsible marine container (the “GenFlat Container”), replacing traditional standard marine containers. We   operate as a container sales and leasing company and supply GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures. We commenced commercial operations in May of 2024. Presently, our commercial operations consist of an equipment lease agreement to provide GenFlat Containers to one customer. The lease agreement demonstrates commercial acceptance of our GenFlat container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers including shipping lines, retailers, logistics companies, and the United States military. The Company also has a non-commercial proof-of-concept agreement with a freight forwarding company in the Middle East, which commenced in August 2024.

The GenFlat Containers are manufactured by China International Mariner Containers (“CIMC”) in Dalian, China. Manufacturing and marketing of GenFlate containers commenced in September 2023.

In accordance with “reverse acquisition” accounting treatment, the historical financial statements of GenFlat as of period ends, and for periods ended, prior to the acquisition  became the historical financial statements of our Company in all future filings with the SEC, and our fiscal year end is now June 30. All prior period information presented within this filing is of GenFlat, Inc. historical operations. See Note 1 to our UnauditedConsolidated Interim Financial Statements appearing elsewhere in this report on Form 10-Q.

Results of Operations for the three months ended September 30, 2024, compared to the three months ended September 30, 2023

The following discussion compares operating data for the three months ended September 30, 2024, to the data for the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

Revenue	$7,894	$-	$7,894	100%
Cost of Goods Sold	53,194	-	53,194	100%
Gross Profit	(45,300)		(45,300)	100%
Research and Development	36,000	-	(36,000)	100%
General and administrative	1,685,747	133,521	1,552,226	1,163%

Total operating expenses	1,721,747	133,521	1,588,226	1,189%
Net loss from operations	$(1,767,047)	$(133,521)	$(1,633,526)	1,223%

Revenue

Revenue was $7,894 for the three months ended September 30, 2024, as compared to $0 for 2023, an increase of $7,894, which was the result of the Company’s first contract for the leasing of GenFlat Containers.

Costs of Goods Sold

Costs of goods sold was $53,194 for the three months ended September 30, 2024, as compared to $0 for 2023, an increase of $53,194. The cost of goods sold for the three months ended September 30, 2024 related to $39,750 of depreciation expense of rental inventory and $13,444 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $36,000 for the three months ended September 30, 2024, as compared to $0 for 2023, an increase of $36,000, which was the result of increased engineering, consulting and research and development activity of the Company’s collapsible marine container.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024, were $1,685,747, compared to $133,521 for 2023, an increase of $1,552,226, which was primarily related to an increase in stock-based compensation of $1,485,719, compensation expense, salaries, and benefits, consulting and marketing and advertising-related expenses, and other professional fees as a result of the Company increasing its operations around developing its product and raising capital, and public company reporting obligations.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended September, 2024, and 2023:

	Three months ended September 30,
	2024	2023
Cash flows used in operating activities	$(229,648)	$(125,300)
Cash flows used in investing activities	-	-
Cash flows provided by financing activities	196,265	125,500

Net change in cash	$(33,383)	$200

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash depreciation and amortization expenses, and changes in the asset and liability accounts.

Net cash used in operating activities for the three months ended September 30, 2024, was $229,648 versus net cash used in operating activities of $125,300 for the three months ended September, 2023, an increase of $104,348. The increase in net cash used in operating activities was primarily due to an increase in net loss of $1,634,750 and stock-based compensation of $1,485,719.

We expect cash used in operating activities to fluctuate significantly in future periods because of a number of factors, some of which are outside of our control, including, among others: obtaining additional lease contracts and the success we achieve in generating revenue.

Investing Activities

There was no cashflow from investing activities during the three months ended September 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2024 was $196,265, an increase of $70,765 from cash provided by financing activities in 2023 of $125,500. The increase consisted of $17,000 of proceeds from loans from related party, $99,996 of proceeds from note payable from a related party, partially offset by repayments on related party notes payable, and repayment of advances from related party of $58,731.

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

As of September 30, 2024, we had cash of $5,588, and working capital deficit of $226,308. We believe that our existing cash will not be sufficient to fund our present operations during the next 12 months and beyond. The Company’s audited annual consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2024 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacture its products, and is currently offering of up to 1,200,000 shares at a price of $6.00 per share. However, there is no assurance of additional funding being available through these plans or other sources.

During the year ended June 30, 2024, the Company sold a total of 564,628 shares of common stock in exchange for gross cash proceeds of $2,339,300. Of these shares, 33,333 were issued during the period ended September 30, 2024. In July 2023, GenFlat also returned $50,000 in cash to an investor who subscribed to shares during the year ended June 30, 2023.

During the period ended September 30, 2024, the Company sold a total of 23,000 shares of common stock for total proceeds of $138,000.

During the period ended September 30, 2023, the Company sold a total of 62,087 shares of common stock in exchange for cash proceeds of $250,000.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Contractual Obligations

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. As of September 30, 2024 and June 30, 2024, the balance owed on the note was $50,500.

During the year ended June 30, 2024, the Company entered into three promissory note agreements with a the Company’s CEO, Drew Hall, for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. During the period ended September 30, 2024, the Company repaid $40,000 on these promissory notes.

During the period ended September 30, 2024, the Company entered into a note agreement with the Company’s CEO, Drew Hall for a total principal of $17,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the period ended September 30, 2024, the Company repaid $10,000 on these promissory notes.

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

The Company maintains an operating lease for its office space with the Company’s CEO, Drew Hall. The lease has a remaining term of 4 months and a monthly payment of $1,200.

On July 30, 2024, the Company entered into a promissory note agreement with an entity controlled by the CEO, Drew Hall, for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. As of September 30, 2024, the balance owed on the note was $99,996. Accrued interest on the note was $424 as of September 30, 2024.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

The Company considers its critical accounting policies and estimates to be as follows:

Revenue Recognition

The Company is principally engaged in the business of renting collapsible marine shipping containers. The Company’s rental transactions are accounted for under ASC Topic 842, Leases, (“Topic 842”). Our revenue includes revenue generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. As part of this straight-line methodology, when the equipment is returned, the Company recognizes as incremental revenue the excess, if any, between the amount the customer is contractually required to pay, which is based on the rental contract period applicable to the actual number of days the equipment was out on rent, over the cumulative amount of revenue recognized to date. In any given accounting period, the Company will have customers return equipment and be contractually required to pay more than the cumulative amount of revenue recognized to date under the straight-line methodology. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related revenue is recorded.

The Company’s sale of rental and new equipment, parts and supplies to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”). The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, net of related discounts, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $5,234 and $0 at September 30, 2024 and June 30, 2024, respectively.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of September 30, 2024 include the following:

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
July 2024	Common Stock — 4,000 shares of common stock at $6.00 per share pursuant to a private offering.
August 2024	Common Stock — 4,000 shares of common stock at $6.00 per share pursuant to a private offering.
September 2024	Common Stock — 15,000 shares of common stock at $6.00 per share pursuant to a private offering.

All of the securities were offered and sold in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or (i) Rule 506 of Regulation D promulgated thereunder; or (ii) Regulation S promulgated thereunder. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Index

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
10.1+	Form of Advisory Board Agreement (Incorporated by reference to Company’s Form 10-K filed on 10/01/2024)

10.2*	Promissory Note- $99,996 – Dated July 30, 2024

10.3*	Promissory Note - $17,000 – Dated July 2, 2024

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates a management or compensatory plan

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GenFlat Holdings, Inc., Registrant

Date: November 15, 2024	By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: November 15, 2024	By:	/s/ Drew D. Hall
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

