Form 10-Q
period 2024-12-31
GenFlat Holdings, Inc.
filed 2025-02-06
CIK 1796949

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,770,234 shares of common stock as of February 6, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GenFlat Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2024	June 30, 2024

Assets
Current Assets:
Cash	$340,967	$38,971
Accounts receivable, net	–	5,235
Prepaid expenses	20,000	–
Total current assets	360,967	44,206

Property and equipment, net	805	1,208
Right of use asset, operating lease	1,190	8,127
Intangible assets, net	64,847	81,115
Rental inventory, net	1,687,973	1,660,720
Total Assets	$2,115,782	$1,795,376

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$118,861	$104,980
Notes payable – related party, current	–	105,000
Note payable - current	50,500	–
Related party advances	–	8,731
Right of use liability, operating lease, current	1,190	8,127
Total current liabilities	170,551	226,838

Notes payable	99,996	50,500
Total Liabilities	270,547	277,338

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.001 par value 25,000,000 shares authorized, 10,604,524 and 10,548,191 shares issued and outstanding, respectively	10,604	10,548
Additional paid-in capital	6,723,218	4,615,732
Subscription payable	834,264	–
Accumulated deficit	(5,755,212)	(3,150,354)
Total Stockholders' equity attributable to GenFlat Holdings, Inc.	1,812,874	1,475,926
Noncontrolling interest	32,361	42,112
Total stockholders’ equity	1,845,235	1,518,038
Total Liabilities and Stockholders' Equity	$2,115,782	$1,795,376

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	2024	2023	2024	2023

Revenue	$–	$–	$7,894	$–
Cost of revenue	52,717	–	105,911	–
Gross profit	(52,717)	–	(98,017)	–

Operating expenses:
Research and development expenses	52,000	–	88,000	–
General and administrative expenses	739,674	501,611	2,425,421	635,132
Total operating expenses	791,674	501,611	2,513,421	635,132

Loss from Operations	(844,391)	(501,611)	(2,611,438)	(635,132)

Other income (expense):
Interest expense	(1,816)	(354)	(3,173)	(707)
Other income	–	1,314	2	1,536
Total other income (expense)	(1,816)	960	(3,171)	829

Net loss	(846,207)	(500,651)	(2,614,609)	(634,303)
Noncontrolling interest	(5,290)	(1,242)	(9,751)	(1,242)
Net loss attributable to GenFlat Holdings, Inc.	$(840,917)	$(499,409)	$(2,604,858)	$(633,061)

Loss per share – basic and diluted attributable to GenFlat Holdings, Inc	$(0.08)	$(0.05)	$(0.25)	$(0.06)
Loss per share - basic and diluted attributable to noncontrolling interest.	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,604,524	10,440,015	110,593,725	10,346,608

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Stockholders' Equity

For the Periods Ended December 31, 2024 and 2023

(Unaudited)

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2023	10,205,597	$10,205	$2,583,395	$50,000	$(1,935,971)	$707,629	$–	$707,629
Common stock sold for cash	62,087	62	249,938	–	–	250,000	–	250,000
Net loss	–	–	–	–	(133,652)	(133,652)	–	(133,652)
Balance, September 30, 2023	10,267,282	10,267	2,833,333	50,000	(2,069,623)	823,977	–	823,977
Common stock sold for cash	469,208	469	1,888,831	–	–	1,889,300	–	1,889,300
Recapitalization	103,030	103	(247,398)	–	–	(247,295)	–	(247,295)
Reclassification of noncontrolling interest	(298,020)	(298)	(60,099)	–	–	(60,397)	60,397	–
Net loss	–	–	–	–	(499,409)	(499,409)	(1,242)	(500,651)
Balance, December 31, 2023	10,541,500	$10,541	$4,414,667	$50,000	$(2,569,032)	$1,906,176	$59,155	$1,965,331

Balance, June 30, 2024	10,548,191	$10,548	$4,615,732	$–	$(3,150,354)	$1,475,926	$42,112	$1,518,038
Common stock sold for cash	56,333	56	137,944	–	–	138,000	–	138,000
Stock-based compensation	–	–	1,485,719	–	–	1,485,719	–	1,485,719
Net Loss	–	–	–	–	(1,763,941)	(1,763,941)	(4,461)	(1,768,402)
Balance, September 30, 2024	10,604,524	10,604	6,239,395	–	(4,914,295)	1,321,865	37,651	1,373,355
Common stock sold for cash	–	–	–	834,264	–	834,264	–	834,264
Stock-based compensation	–	–	483,823	–	–	483,823	–	483,823
Net Loss	–	–	–	–	(840,917)	(840,917)	(5,290)	(846,207)
Balance, December 31, 2024	10,604,524	$10,604	$6,723,218	$834,264	$(5,755,212)	$1,812,874	$32,361	$1,845,235

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2024 and 2023

(Unaudited)

	December 31, 2024	December 31, 2023

Cash Flows from Operating Activities:
Net loss	$(2,614,609)	$(634,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,671	17,003
Stock-based compensation expense	1,969,542	–
Rental inventory – depreciation expense	85,442	–
Amortization of right of use assets	–	6,837
Changes in operating assets and liabilities:
Accounts receivable	5,235	–
Prepaid expenses	(20,000)	477,000
Right of use asset	6,937	–
Rental inventory	(112,695)	(1,590,000)
Accounts payable and accrued liabilities	13,881	(69,955)
Right of use liabilities	(6,937)	(6,937)
Net cash used in operating activities	(656,533)	(1,800,355)

Cash Flows from Investing Activities:
Capitalized patent costs	–	–
Purchases of property and equipment	–	–
Net cash used in investing activities	–	–

Cash Flows from Financing Activities:
Repayment on notes payable	–	(74,500)
Repayment of line of credit	–	(128,466)
Repayment of related party advances	(8,731)	–
Repayment of notes payable – related party	(199,750)	–
Proceeds from note payable	99,996	–
Proceeds from notes payable – related party	94,750	–
Proceeds from sale of common stock	972,264	2,089,298
Net cash provided by financing activities	958,529	1,886,332

Net change in cash	301,996	85,977

Cash, at beginning of period	38,971	278,756

Cash, at end of period	$340,967	$364,733

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Notes to Consolidated Financial Statements

For the period ended December 31, 2024

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

Liquidity and Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of December 31, 2024 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business-to-business digital advertising to generate sales. The Company also intends to continue to raise funds through an equity offering to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of December 31, 2024, or June 30, 2024.

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

The following table represents the balances of intangible assets as of December 31, 2024 and June 30, 2024:

	Estimated life	December 31, 2024	June 30, 2024

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(121,453)	(105,185)
Net Intangible		$64,847	$81,115

During the six months ended December 31, 2024 and 2023, the Company recognized amortization expense of $16,268 and $16,401 respectively, on the intangible assets.

NOTE 4. RENTAL INVENTORY, NET

During the year ended June 30, 2024, the Company developed and built its collapsible containers and actuators used to collapse the marine containers. During the period ended December 31, 2024, the Company developed and built its Genny’s used to collapse the marine containers. The containers, actuators and Genny’s purchased are recognized as rental inventory and are depreciated over their estimated useful lives.

As of December 31, 2024 and June 30, 2024, rental inventory consists of the following:

	Estimated life	December 31, 2024	June 30, 2024

Collapsible Containers	10 years	$1,590,000	$1,590,000
Actuators	10 years	237,676	150,220
Inventory in development		25,239	–
		1,852,915	1,740,220
Accumulated Depreciation		(164,942)	(79,500)
Rental Inventory, net		$1,687,973	$1,660,720

Depreciation on rental inventory of $85,442 and $602 was recognized during the six months ended December 31, 2024 and 2023, respectively and is included in costs of goods sold on the accompanying consolidated statements of operations.

NOTE 5. LEASES

The Company maintains an operating lease for its office space with an entity controlled by the Company’s CEO Drew Hall. The lease has a remaining term of 4 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The amount of right-of-use assets and lease liabilities were $1,190 and $1,190 as of December 31, 2024 and $8,127 and $8,127, as of June 30, 2024, respectively. Aggregate lease expense for the six months ended December 31, 2024, and 2023 was $7,200 and $3,500, respectively.

	Operating Lease	Remaining Term in Years
2025	1,200
2026	–
Total lease payments	1,200
Less: imputed interest	(10)
Present value of lease liability	1,190	0.08

On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis.

NOTE 6. DEBT

Notes Payable

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $74,500. As of December 31, 2024, and June 30, 2024, the balance owed on the note was $50,500. Accrued interest on the note was $9,310 and $8,607 as of December 31, 2024, and June 30, 2024, respectively.

On July 30, 2024, the Company entered into a promissory note agreement for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. As of December 31, 2024, the balance owed on the note was $99,996. Accrued interest on the note was $1,055 as of December 31, 2024. In December 2024, the noteholder elected to receive shares in settlement of the principal balance. The Company issued 16,666 shares of common stock to settle the note payable in January 2025.

Note Payable – related party

During the year ended June 30, 2024, the Company entered into three promissory note agreements with the Company’s CEO, Drew Hall, for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. During the period ended December 31, 2024, the Company received additional proceeds of $44,750 in aggregate from Mr. Hall and repaid a total of $149,750 on the promissory note agreements. As of December 31, 2024 and June 30, 2024, the balance owed on the note was $0 and $105,000, respectively. Accrued interest on the notes was $0 and $260 as of September 30, 2024 and June 30, 2024, respectively. The promissory notes and accrued interest were fully paid off as of December 31, 2024.

On October 1, 2024, the Company entered into a promissory note agreement with a significant shareholder for a total principal of $50,000. The Company will pay 10.00% per annum, until the total principal is paid in full. The note has a maturity date of November 1, 2024 and a default interest rate of 18%. During the period ended December 31, 2024, the Company repaid a total of $50,000 on the promissory note agreements and $573 of accrued interest. As of December 31, 2024, the balance owed on the note was $0.

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

On November 4, 2024, the Company entered into a financing engagement agreement with a placement agent to act as the exclusive underwriter (the “Underwriter”) in connection with a future equity offering (the “Offering”). The Underwriter shall be entitled to an underwriting discount or cash fee equal to 7% of the gross proceeds of the Offering, a non-accountable expense reimbursement equal 1% of the gross proceeds of the Offering, and a warrant purchase option to purchase such number of warrants equal to 7% of the total number of units sold in the offering, which option will expire five years from the date of the Offering prospectus (the “Unit Purchase Option”). The Unit Purchase Option shall have an exercise price equal to 115% of the offering price of the Units sold in the Offering. The Company paid the Underwriter an advance of $15,000 during the three months ended December 31, 2024 related to this agreement.

During the period ended September 30, 2024, GenFlat sold a total of 23,000 shares of its common stock in exchange for net cash proceeds of $138,000. GenFlat also issued 33,333 shares previously subscribed in the previous fiscal year.

During the period ended December 31, 2024, GenFlat sold a total of 139,044 shares of its common stock in exchange for net cash proceeds of $834,264. These shares were issued subsequent to December 31, 2024.

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

Incentive Stock Options

Pursuant to the Company’s 2020 Equity Incentive Plan, as amended, no more than 1,500,000 shares of common stock shall be available for the grant of Awards under the 2020 Equity Incentive Plan. During the terms of the Awards, the Company shall keep available at all times the number of shares of common stock required to satisfy such Awards. Shares available for future issuance under the 2020 Equity Incentive Plan is 800,000.

The following table summarizes the stock option activity for the period ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at June 30, 2024	–	$–
Granted	700,000	$6.00
Exercised	–	$–
Cancelled and expired	–	$–
Forfeited and expired	–	$–
Outstanding at December 31, 2024	700,000	$6.00

As of December 31, 2024, there were 350,000 stock options exercisable and an aggregate intrinsic value of $0.

The estimated fair value of the options issued in connection with the advisory agreements discussion in Note 9 was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.67-4.45%; 3) volatility of 119-122%; 4) a common stock price of $6.00, and 5) an expected term of 6.25 years using the simplified method of calculating expected term. The estimated fair value of the options was $3,168,853. During the six months ended December 31, 2024, the Company recognized expense of $1,969,542 for these awards and expects to recognize an additional $1,199,311 through the end of the vesting period.

NOTE 8. RELATED PARTY TRANSACTIONS

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of December 31, 2024, and June 30, 2024, the Company owed $0 and $8,731 in advances to the Company’s CEO. These advances were repaid in full by the Company in August 2024. The Company’s Chief Operating Officer is a family member of the CEO and receives an annual salary of $150,000.

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

The Company maintains an operating lease for its office space. The lease has a remaining term of 4 months. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. See Note 5.

No member of management has benefited from the transactions with related parties.

During the year ended June 30, 2024, the Company entered into three promissory note agreements with the company’s CEO, Drew Hall, for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. During the period ended December 31, 2024, the Company received additional proceeds of $44,750 from Mr. Hall and repaid a total of $149,750 on the promissory note agreements. As of December 31, 2024 and June 30, 2024, the balance owed on the note was $0 and $105,000, respectively. Accrued interest on the notes was $0 and $260 as of September 30, 2024 and June 30, 2024, respectively. The promissory notes and accrued interest were fully paid off as of December 31, 2024.

On October 1, 2024, the Company entered into a promissory note agreement with a significant shareholder for a total principal of $50,000. The Company will pay 10.00% per annum, until the total principal is paid in full. The note has a maturity date of November 1, 2024 and a default interest rate of 18%. During the period ended December 31, 2024, the Company repaid a total of $50,000 on the promissory note agreements and $573 of accrued interest. As of December 31, 2024, the balance owed on the note was $0.

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

Commitments

On July 1, 2024 and August 21, 2024, the Company entered an aggregate of seven separate Advisory Committee Member Agreements, respectively, and agreed to the following compensation in each agreement.

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

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated events through February 6, 2025, the date these financial statements were available for issuance, and determined there were no events requiring disclosures, except as disclosed below.

Subsequent to December 31, 2024, the Company issued 139,044 shares related to subscriptions for $834,264 in cash received prior to December 31, 2024. The Company also received cash proceeds of $60,000 related to the sale of an additional 10,000 shares of commons stock. The Company also issued 16,666 shares in settlement of the note payable as disclosed in Note 6.

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

Overview

Our Company is an early-stage company that developed a more sustainable collapsible marine container (the “GenFlat Container”), replacing traditional standard marine containers. We operate as a container sales and leasing company and supply GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures. We commenced commercial operations in May of 2024. Presently, our commercial operations consist of an equipment lease agreement to provide GenFlat Containers to one customer. The lease agreement demonstrates commercial acceptance of our GenFlat container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers including shipping lines, retailers, logistics companies, and the United States military. The Company also has a non-commercial proof-of-concept agreement with a freight forwarding company in the Middle East, which commenced in August 2024. In November 2024, we announce a strategic partnership with Discount Tire, one of the world’s largest tire retailers. Under the agreement, Discount Tire is utilizing GenFlat’s innovative collapsible containers to streamline tire shipments on a closed-loop route from Thailand to California.

The GenFlat Containers are manufactured by China International Mariner Containers (“CIMC”) in Dalian, China. Manufacturing and marketing of GenFlat containers commenced in September 2023.

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

Commencement of Commercial Operations

We commenced commercial operations in May 2024. Presently, our commercial operations consist of an equipment lease agreement to provide GenFlat Containers to one customer. The lease agreement demonstrates commercial acceptance of our GenFlat container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers, including shipping lines, retailers, logistics companies, and the United States military. Our Company also has two non-commercial proof-of-concept agreements: 1) with a freight forwarding company in the Middle East, which commenced in August 2024; and 2) with Discount Tire, which commenced in November 2024.

Results of Operations for the three months ended December 31, 2024, compared to the three months ended December 31, 2023

The following discussion compares operating data for the three months ended December 31, 2024, to the data for the three months ended December 31, 2023:

	Three Months Ended December 31,
	2024	2023	$ Change	% Change

Revenue	$–	$–	$–	100%
Cost of revenue	52,717	–	52,717	100%
Gross Profit	(52,717)		(52,717)	100%
Research and Development	52,000	–	52,000	100%
General and administrative	739,674	501,611	238,063	47%
Total operating expenses	791,674	501,611	290,063	58%
Net loss from operations	$(844,391)	$(501,611)	$(342,780)	68%

Revenue

Revenue was $0 for the three months ended December 31, 2024, as compared to $0 for 2023.

Costs of Revenue

Costs of revenue was $52,717 for the three months ended December 31, 2024, as compared to $0 for 2023, an increase of $52,717. The cost of revenue for the three months ended December 31, 2024 related to $45,692 of depreciation expense of rental inventory and $7,025 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $52,000 for the three months ended December 31, 2024, as compared to $0 for 2023, an increase of $52,000, which was the result of increased engineering, consulting and research and development activity of the Company’s collapsible marine containers and related equipment.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2024, were $739,674, compared to $501,611 for 2023, an increase of $238,063, which was primarily related to an increase in compensation expense, salaries, and benefits, consulting and marketing and advertising-related expenses, and other professional fees.

Results of Operations for the six months ended December 31, 2024, compared to the six months ended December 31, 2023

The following discussion compares operating data for the six months ended December 31, 2024, to the data for the six months ended December 31, 2023:

	Six Months Ended December 31,
	2024	2023	$ Change	% Change

Revenue	$7,894	$–	$7,894	100%
Cost of revenue	105,911	–	105,911	100%
Gross Profit	(98,017)		(98,017)	100%
Research and Development	88,000	–	88,000	100%
General and administrative	2,425,421	635,132	1,790,289	282%

Total operating expenses	2,513,421	635,132	1,878,289	296%
Net loss from operations	$(2,611,438)	$(635,132)	$(1,976,306)	3,111%

Revenue

Revenue was $7,894 for the six months ended December 31, 2024, as compared to $0 for 2023, an increase of $7,894, which was the result of the Company’s first contract for the leasing of GenFlat Containers.

Cost of revenue

Cost of revenue was $105,911 for the six months ended December 31, 2024, as compared to $0 for 2023, an increase of $105,911. The cost of revenue for the six months ended December 31, 2024 is related to $85,442 of depreciation expense of rental inventory and $20,469 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $88,000 for the six months ended December 31, 2024, as compared to $0 for 2023, an increase of $88,000, which was the result of increased engineering, consulting and research and development activity of the Company’s collapsible marine containers and related equipment.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2024, were $2,425,421, compared to $635,132 for 2023, an increase of $1,790,289, which was primarily related to an increase in stock-based compensation of $1,650,799, compensation expense, salaries, and benefits, consulting and marketing and advertising-related expenses, and other professional fees as a result of the Company increasing its operations around developing its product and raising capital, and public company reporting obligations.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended December 31, 2024, and 2023:

	Six months ended December 31,
	2024	2023
Cash flows used in operating activities	$(656,533)	$(1,800,355)
Cash flows used in investing activities	–	–
Cash flows provided by financing activities	958,529	1,886,332

Net change in cash	$301,996	$85,977

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash depreciation and amortization expenses, and changes in the asset and liability accounts.

Net cash used in operating activities for the six months ended December 31, 2024, was $656,533 versus net cash used in operating activities of $1,800,355 for the six months ended December 31, 2023, a decrease of $1,143,822. The decrease in net cash used in operating activities was primarily due to an increase in net loss of $1,980,306 and stock-based compensation of $1,969,542.

We expect cash used in operating activities to fluctuate significantly in future periods because of a number of factors, some of which are outside of our control, including, among others: obtaining additional lease contracts and the success we achieve in generating revenue.

Investing Activities

There was no cashflow from investing activities during the six months ended December 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2024 was $958,529, a decrease of $927,803 from cash provided by financing activities in 2023 of $1,886,332. The decrease consisted of $94,750 of proceeds from loans from related party, $99,996 of proceeds from note payable from a related party, partially offset by repayments on related party notes payable, and repayment of advances from related party of $208,481. Proceeds from sale of common stock was $972,264 and $2,089,298 in 2024 and 2023, respectively, a decrease of $1,117,034.

Liquidity and Capital Resources

Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can lease additional GenFlat containers to new and existing customers, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing products, and the rate at which we hire employees to support operations. We expect that we will incur approximately $95,000 of expenditures per month over the next 12 months.

As of December 31, 2024, we had cash of $340,967, and working capital of $190,416. We believe that our existing cash will not be sufficient to fund our present operations during the next 12 months and beyond. The Company’s audited annual consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2024 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacture its products, and is currently offering of up to 1,200,000 shares at a price of $6.00 per share. However, there is no assurance of additional funding being available through these plans or other sources.

During the year ended June 30, 2024, the Company sold a total of 564,628 shares of common stock in exchange for gross cash proceeds of $2,339,300. Of these shares, 33,333 were issued during the period ended September 30, 2024. In July 2023, GenFlat also returned $50,000 in cash to an investor who subscribed to shares during the year ended June 30, 2023.

During the three months ended September 30, 2024, GenFlat sold a total of 23,000 shares of its common stock in exchange for net cash proceeds of $138,000. During the three months ended December 31, 2024, GenFlat sold a total of 139,044 shares of its common stock in exchange for net cash proceeds of $834,264. These shares were issued subsequent to the period ended December 31, 2024.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Contractual Obligations

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. As of December 31, 2024 and June 30, 2024, the balance owed on the note was $50,500.

During the year ended June 30, 2024, the Company entered into three promissory note agreements with a the Company’s CEO, Drew Hall, for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. During the period ended September 30, 2024, the Company repaid $105,000 on these promissory notes.

During the period ended December 31, 2024, the Company entered into a note agreement with the Company’s CEO, Drew Hall for a total principal of $44,750. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the period ended December 31, 2024, the Company repaid $44,750 on these promissory notes.

On July 1, 2024 and August 21, 2024, the Company entered into six and one separate Advisory Committee Member Agreements, respectively, and agreed to the following compensation in each agreement.

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

The Company maintains an operating lease for its office space with the Company’s CEO, Drew Hall. The lease has a remaining term of 4 months and a monthly payment of $1,200. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis.

On July 30, 2024, the Company entered into a promissory note agreement for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. As of December 31, 2024, the balance owed on the note was $99,996. Accrued interest on the note was $1,055 as of December 31, 2024. In December 2024, the noteholder elected to receive shares in settlement of the principal balance. The Company issued 16,666 shares of common stock to settle the note payable in January 2025.

On October 1, 2024, the Company entered into a promissory note agreement with a significant shareholder for a total principal of $50,000. The Company will pay 10.00% per annum, until the total principal is paid in full. The note has a maturity date of November 1, 2024 and a default interest rate of 18%. During the period ended December 31, 2024, the Company repaid a total of $50,000 on the promissory note agreements and $573 of accrued interest. As of December 31, 2024, the balance owed on the note was $0.

On November 4, 2024, the Company entered into a financing engagement agreement with a placement agent to act as the exclusive underwriter (the “Underwriter”) in connection with a future equity offering (the “Offering”). The Underwriter shall be entitled to an underwriting discount or cash fee equal to 7% of the gross proceeds of the Offering, a non-accountable expense reimbursement equal 1% of the gross proceeds of the Offering, and a warrant purchase option to purchase such number of warrants equal to 7% of the total number of units sold in the offering, which option will expire five years from the date of the Offering prospectus (the “Unit Purchase Option”). The Unit Purchase Option shall have an exercise price equal to 115% of the offering price of the Units sold in the Offering. The Company paid the Underwriter an advance of $15,000 during the three months ended December 31, 2024 related to this agreement.

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

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $13,127 and $0 at December 31, 2024 and June 30, 2024, respectively.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of December 31, 2024 include the following:

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
Oct - Dec 2024	Common Stock — 139,044 shares of common stock at $6.00 per share pursuant to a private offering.
Oct - Dec 2024	Common Stock – 16,666 shares of common stock at $6.00 per share upon conversion of the principal balance of $99,996 owed on a promissory note.

All of the securities were offered and sold in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or (i) Rule 506 of Regulation D promulgated thereunder; or (ii) Regulation S promulgated thereunder. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Index

SEC Reference Number	Title of Document	Location

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Furnished herewith

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GenFlat Holdings, Inc., Registrant

Date: February 6, 2025	By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

