Form 10-Q
period 2025-03-31
GenFlat Holdings, Inc.
filed 2025-05-08
CIK 1796949

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,721,568 shares of common stock as of May 8, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GenFlat Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	June 30, 2024

Assets
Current Assets:
Cash	$163,828	$38,971
Accounts receivable, net	–	5,235
Prepaid expenses	20,000	–
Total current assets	183,828	44,206

Property and equipment, net	604	1,208
Right of use asset, operating lease	26,319	8,127
Intangible assets, net	56,713	81,115
Rental inventory, net	1,642,281	1,660,720
Total Assets	$1,909,745	$1,795,376

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$120,468	$104,980
Notes payable - related party, current	–	105,000
Note payable - current	50,500	–
Related party advances	–	8,731
Right of use liability, operating lease, current	26,319	8,127
Total current liabilities	197,287	226,838

Notes payable	99,996	50,500
Total Liabilities	297,283	277,338

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.001 par value 25,000,000 shares authorized, 10,721,568 and 10,548,191 shares issued and outstanding, respectively	10,721	10,548
Additional paid-in capital	7,623,418	4,615,732
Subscription payable	262,000	–
Accumulated deficit	(6,309,920)	(3,150,354)
Total Stockholders' equity attributable to GenFlat Holdings, Inc.	1,586,219	1,475,926
Noncontrolling interest	26,243	42,112
Total stockholders’ equity	1,612,462	1,518,038
Total Liabilities and Stockholders' Equity	$1,909,745	$1,795,376

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Revenue	$–	$–	$7,894	$–
Cost of revenue	60,111	–	166,022	–
Gross profit	(60,111)	–	(158,128)	–

Operating expenses:
Research and development expenses	40,564	–	128,564	–
General and administrative expenses	459,362	199,991	2,884,783	835,123
Total operating expenses	499,926	199,991	3,013,347	835,123

Loss from Operations	(560,037)	(199,991)	(3,171,475)	(835,123)

Other income (expense):
Interest expense	(973)	(440)	(4,146)	(1,147)
Other income	184	453	186	1,989
Total other income (expense)	(789)	13	(3,960)	842

Net loss	(560,826)	(199,978)	(3,175,435)	(834,281)
Noncontrolling interest	(6,118)	(8,033)	(15,869)	(9,275)
Net loss attributable to GenFlat Holdings, Inc.	$(554,708)	$(191,945)	$(3,159,566)	$(825,006)

Loss per share – basic and diluted attributable to GenFlat Holdings, Inc.	$(0.05)	$(0.00)	$(0.30)	$(0.00)
Loss per share - basic and diluted attributable to noncontrolling interest	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,700,760	10,541,500	10,628,883	10,475,623

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Stockholders' Equity

For the Periods Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2023	10,205,597	$10,205	$2,583,395	$50,000	$(1,935,971)	$707,629	$–	$707,629
Common stock sold for cash	62,087	62	249,938	–	–	250,000	–	250,000
Net loss	–	–	–	–	(133,652)	(133,652)	–	(133,652)
Balance, September 30, 2023	10,267,684	10,267	2,833,333	50,000	(2,069,623)	823,977	–	823,977
Common stock sold for cash	469,208	469	1,888,831	–	–	1,889,300	–	1,889,300
Recapitalization	103,030	103	(247,398)	–	–	(247,295)	–	(247,295)
Reclassification of noncontrolling interest	(298,020)	(298)	(60,099)	–	–	(60,397)	60,397	–
Net loss	–	–	–	–	(499,409)	(499,409)	(1,242)	(500,651)
Balance, December 31, 2023	10,541,902	$10,541	$4,414,667	$50,000	$(2,569,032)	$1,906,176	$59,155	$1,965,331
Net loss	–	–	–	–	(191,945)	(191,945)	(8,033)	(199,978)
Balance, March 31, 2024	10,541,902	$10,541	$4,414,667	$50,000	$(2,760,977)	$1,714,231	$51,122	$1,765,353

Balance, June 30, 2024	10,548,191	$10,548	$4,615,732	$–	$(3,150,354)	$1,475,926	$42,112	$1,518,038
Common stock sold for cash	56,333	56	137,944	–	–	138,000	–	138,000
Stock-based compensation	–	–	1,485,719	–	–	1,485,719	–	1,485,719
Net Loss	–	–	–	–	(1,763,941)	(1,763,941)	(4,461)	(1,768,402)
Balance, September 30, 2024	10,604,524	10,604	6,239,395	–	(4,914,295)	1,335,704	37,651	1,373,355
Common stock sold for cash	–	–	–	834,264	–	834,264	–	834,264
Stock-based compensation	–	–	483,823	–	–	483,823	–	483,823
Net Loss	–	–	–	–	(840,917)	(840,917)	(5,290)	(846,207)
Balance, December 31, 2024	10,604,524	$10,604	$6,723,218	$834,264	$(5,755,212)	$1,812,874	$32,361	$1,845,235
Common stock sold for cash	117,044	117	702,147	(572,264)	–	130,000	–	130,000
Stock-based compensation	–	–	198,053	–	–	198,053	–	198,053
Net Loss	–	–	–	–	(554,708)	(554,708)	(6,118)	(560,826)
Balance, March 31, 2025	10,721,568	$10,721	$7,623,418	$262,000	$(6,309,920)	$1,586,219	$26,243	$1,612,462

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	March 31, 2025	March 31, 2024

Cash Flows from Operating Activities:
Net loss	$(3,175,435)	$(834,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	25,006	25,318
Stock-based compensation expense	2,167,595	–
Rental inventory – depreciation expense	131,134	–
Amortization of right of use assets	–	10,008
Changes in operating assets and liabilities:
Accounts receivable	5,235	–
Prepaid expenses	(20,000)	477,000
Right of use asset	(18,192)	–
Rental inventory	(112,695)	(1,590,000)
Accounts payable and accrued liabilities	15,488	(100,178)
Right of use liabilities	18,192	(10,308)
Net cash used in operating activities	(963,672)	(2,022,441)

Cash Flows from Investing Activities:
Capitalized patent costs	–	–
Purchases of property and equipment	–	–
Net cash used in investing activities	–	–

Cash Flows from Financing Activities:
Repayment on notes payable	–	(74,500)
Repayment of line of credit	–	(128,466)
Repayment of related party advances	(8,731)	–
Repayment of notes payable – related party	(199,750)	–
Proceeds from note payable	99,996	–
Proceeds from notes payable – related party	94,750	–
Proceeds from sale of common stock	1,102,264	2,089,300
Net cash provided by financing activities	1,088,529	1,886,334

Net change in cash	124,857	(136,107)

Cash, at beginning of period	38,971	278,756

Cash, at end of period	$163,828	$142,649

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Notes to Consolidated Financial Statements

For the period ended March 31, 2025

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

Liquidity and Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of March 31, 2025 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business-to-business digital advertising to generate sales. The Company also intends to continue to raise funds through an equity offering to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of March 31, 2025, or June 30, 2024.

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

Leases

The Company accounts for leases under ASC 842 - Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on our balance sheets.

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

The following table represents the balances of intangible assets as of March 31, 2025 and June 30, 2024:

	Estimated life	March 31, 2025	June 30, 2024

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(129,587)	(105,185)
Net Intangible		$56,713	$81,115

During the nine months ended March 31, 2025 and 2024, the Company recognized amortization expense of $24,402 and $97,074 respectively, on the intangible assets.

NOTE 4. RENTAL INVENTORY, NET

During the year ended June 30, 2024, the Company developed and built its collapsible containers and actuators used to collapse the marine containers. During the period ended March 31, 2025, the Company developed and built its Genny’s used to collapse the marine containers. The containers, actuators and Genny’s purchased are recognized as rental inventory and are depreciated over their estimated useful lives.

As of March 31, 2025 and June 30, 2024, rental inventory consists of the following:

	Estimated life	March 31, 2025	June 30, 2024

Collapsible Containers	10 years	$1,590,000	$1,590,000
Actuators	10 years	237,676	150,220
Inventory in development		25,239	–
		1,852,915	1,740,220
Accumulated Depreciation		(210,634)	(79,500)
Rental Inventory, net		$1,642,281	$1,660,720

Depreciation on rental inventory of $131,134 and $0 was recognized during the nine months ended March 31, 2025 and 2024, respectively and is included in costs of goods sold on the accompanying consolidated statements of operations.

NOTE 5. LEASES

The Company maintains an operating lease for its office space with an entity controlled by the Company’s CEO Drew Hall. The lease has a remaining term of 4 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. The amount of right-of-use assets and lease liabilities were $26,319 and $26,319 as of March 31, 2025 and $8,127 and $8,127, as of June 30, 2024, respectively. Aggregate lease expense for the nine months ended March 31, 2025, and 2024 was $11,040 and $10,500, respectively.

	Operating Lease	Remaining Term in Years
2025	15,840
2026	11,880
Total lease payments	27,720
Less: imputed interest	(1,401)
Present value of lease liability	26,319	1.83

NOTE 6. DEBT

Notes Payable

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $74,500. As of March 31, 2025, and June 30, 2024, the balance owed on the note was $50,500. Accrued interest on the note was $9,667 and $8,607 as of March 31, 2025, and June 30, 2024, respectively.

On July 30, 2024, the Company entered into a promissory note agreement for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. As of March 31, 2025, the balance owed on the note was $99,996. Accrued interest on the note was $1,671 as of March 31, 2025. In December 2024, the noteholder elected to receive shares in settlement of the principal balance. The Company agreed to issue 16,666 shares of common stock to settle the note payable in January 2025. These shares were issued subsequent to March 31, 2025.

Note Payable – related party

During the year ended June 30, 2024, the Company entered into three promissory note agreements with the Company’s CEO, Drew Hall, for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. During the period ended March 31, 2025, the Company received additional proceeds of $44,750 in aggregate from Mr. Hall and repaid a total of $149,750 on the promissory note agreements. As of March 31, 2025 and June 30, 2024, the balance owed on the note was $0 and $105,000, respectively. Accrued interest on the notes was $0 and $260 as of March 31, 2025 and June 30, 2024, respectively. The promissory notes and accrued interest were fully paid off as of March 31, 2025.

On October 1, 2024, the Company entered into a promissory note agreement with a significant shareholder for a total principal of $50,000. The Company will pay 10.00% per annum, until the total principal is paid in full. The note has a maturity date of November 1, 2024 and a default interest rate of 18%. During the period ended March 31, 2025, the Company repaid a total of $50,000 on the promissory note agreements and $573 of accrued interest. As of March 31, 2025, the balance owed on the note was $0.

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

On November 4, 2024, the Company entered into a financing engagement agreement with a placement agent to act as the exclusive underwriter (the “Underwriter”) in connection with a future equity offering (the “Offering”). The Underwriter shall be entitled to an underwriting discount or cash fee equal to 7% of the gross proceeds of the Offering, a non-accountable expense reimbursement equal 1% of the gross proceeds of the Offering, and a warrant purchase option to purchase such number of warrants equal to 7% of the total number of units sold in the offering, which option will expire five years from the date of the Offering prospectus (the “Unit Purchase Option”). The Unit Purchase Option shall have an exercise price equal to 115% of the offering price of the Units sold in the Offering. The Company paid the Underwriter an advance of $15,000 during the period ended March 31, 2025 related to this agreement.

During the period ended September 30, 2024, GenFlat sold a total of 23,000 shares of its common stock in exchange for net cash proceeds of $138,000. GenFlat also issued 33,333 shares previously subscribed in the previous fiscal year.

During the period ended December 31, 2024, GenFlat sold a total of 139,044 shares of its common stock in exchange for net cash proceeds of $834,264. During the period ended March 31, 2025, 117,044 of these shares were issued and the remaining 22,000 were issued subsequent to March 31, 2025.

During the period ended March 31, 2025, GenFlat sold a total of 21,667 shares of its common stock in exchange for net cash proceeds of $130,000. These shares were issued subsequent to March 31, 2025.

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

The following table summarizes the stock option activity for the period ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at June 30, 2024	–	$–
Granted	700,000	$6.00
Exercised	–	$–
Cancelled and expired	–	$–
Forfeited and expired	–	$–
Outstanding at March 31, 2025	700,000	$6.00

As of March 31, 2025, there were 350,000 stock options exercisable and an aggregate intrinsic value of $0.

The estimated fair value of the options issued in connection with the advisory agreements discussion in Note 9 was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.67-4.45%; 3) volatility of 119-122%; 4) a common stock price of $6.00, and 5) an expected term of 6.25 years using the simplified method of calculating expected term. The estimated fair value of the options was $3,168,853. During the nine months ended March 31, 2025, the Company recognized expense of $2,167,595 for these awards and expects to recognize an additional $1,001,258 through the end of the vesting period.

NOTE 8. RELATED PARTY TRANSACTIONS

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of March 31, 2025, and June 30, 2024, the Company owed $0 and $8,731 in advances to the Company’s CEO. These advances were repaid in full by the Company in August 2024. The Company’s Chief Operating Officer is a family member of the CEO and receives an annual salary of $150,000.

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

The Company maintains an operating lease for its office space. The lease has a remaining term of 21 months. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. See Note 5.

No member of management has benefited from the transactions with related parties.

During the year ended June 30, 2024, the Company entered into three promissory note agreements with the company’s CEO, Drew Hall, for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid $100,000. During the period ended March 31, 2025, the Company received additional proceeds of $44,750 from Mr. Hall and repaid a total of $149,750 on the promissory note agreements. As of March 31, 2025 and June 30, 2024, the balance owed on the note was $0 and $105,000, respectively. Accrued interest on the notes was $0 and $260 as of March 31, 2025 and June 30, 2024, respectively. The promissory notes and accrued interest were fully paid off as of March 31, 2025.

On October 1, 2024, the Company entered into a promissory note agreement with a significant shareholder for a total principal of $50,000. The Company will pay 10.00% per annum, until the total principal is paid in full. The note has a maturity date of November 1, 2024 and a default interest rate of 18%. During the period ended March 31, 2025, the Company repaid a total of $50,000 on the promissory note agreement and $573 of accrued interest. As of March 31, 2025, the balance owed on the note was $0.

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

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated events through May 8, 2025, the date these financial statements were available for issuance, and determined there were no events requiring disclosures.

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

Overview

Our Company is an early-stage company that developed a more sustainable collapsible marine container (the “GenFlat Container”), replacing traditional standard marine containers. We operate as a container sales and leasing company and supply GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures. We commenced commercial operations in May of 2024. Presently, our commercial operations consist of an equipment lease agreement to provide GenFlat Containers to one customer. The lease agreement demonstrates commercial acceptance of our GenFlat container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers including shipping lines, retailers, logistics companies, and the United States military. The Company also has a non-commercial proof-of-concept agreement with a freight forwarding company in the Middle East, which commenced in August 2024. In November 2024, we announced a strategic partnership with Discount Tire, one of the world’s largest tire retailers. Under the agreement, Discount Tire utilized GenFlat’s innovative collapsible containers to streamline tire shipments on a closed-loop route from Thailand to California. We completed the proof-of-concept with Discount Tire in February 2025. The GenFlat Containers performed as intended, reinforcing the cost-saving and space-saving value proposition associated with GenFlat’s collapsible containers.

The GenFlat Containers are manufactured by China International Mariner Containers (“CIMC”) in Dalian, China. Manufacturing and marketing of GenFlat containers commenced in September 2023.

In accordance with “reverse acquisition” accounting treatment, the historical financial statements of GenFlat as of period ends, and for periods ended, prior to the closing of the Share Exchange Agreement  became the historical financial statements of our Company in all future filings with the SEC, and our fiscal year end is now June 30. All prior period information presented within this filing is of GenFlat, Inc. historical operations.

Commencement of Commercial Operations

We commenced commercial operations in May 2024. Presently, our commercial operations consist of an equipment lease agreement to provide GenFlat Containers to one customer. The lease agreement demonstrates commercial acceptance of our GenFlat container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers, including shipping lines, retailers, logistics companies, and the United States military. Our Company has also engaged in two non-commercial proof-of-concept agreements: 1) with a freight forwarding company in the Middle East, which commenced in August 2024 and remains ongoing; and 2) with Discount Tire, which commenced in November 2024 and was completed in February 2025. The GenFlat Containers performed as intended, reinforcing the cost-saving and space-saving value proposition associated with GenFlat’s collapsible containers.

Recent Developments

On April 2, 2025 the United States of America imposed significant tariffs on imported goods into the United States. These imports include up to 145% on certain items manufactured in China. While these tariffs are in effect, they create disruption and uncertainty to shipping lines, our primary clients. It is too early to determine the specific impact on our future operations. We are monitoring these impacts and have adjusted our marketing focus more specifically to international trade lanes that do not involve the United States

Results of Operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024

The following discussion compares operating data for the three months ended March 31, 2025, to the data for the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

Revenue	$–	$–	$–	–%
Cost of revenue	60,111	–	60,111	100%
Gross Profit	(60,111)	–	(60,111)	100%
Research and Development	40,564	–	40,564	100%
General and administrative	459,362	199,991	259,371	130%
Total operating expenses	499,926	199,991	299,935	150%
Net loss from operations	$(560,037)	$(199,991)	$(360,046)	180%

Revenue

Revenue was $0 for the three months ended March 31, 2025, as compared to $0 for 2024.

Costs of Revenue

Costs of revenue was $60,111 for the three months ended March 31, 2025, as compared to $52,717 for 2024, an increase of $7,394. The cost of revenue for the three months ended March 31, 2025 related to $45,692 of depreciation expense of rental inventory and $14,419 transportation expenses of the Company’s collapsible marine containers to new locations.

Research and Development Expenses

Research and development expenses were $40,564 for the three months ended March 31, 2025, as compared to $0 for 2024, an increase of $40,564, which was the result of increased engineering, consulting and research and development activity of the Company’s collapsible marine containers and Genny’s.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025, were $459,362, compared to $199,991 for 2024, an increase of $259,371, which was primarily related to an increase in compensation expense, salaries, and benefits, consulting and marketing and advertising-related expenses, and other professional fees.

Results of Operations for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024

The following discussion compares operating data for the nine months ended March 31, 2025, to the data for the nine months ended March 31, 2024:

	Nine Months Ended March 31,
	2025	2024	$ Change	% Change

Revenue	$7,894	$–	$7,894	100%
Cost of revenue	166,022	–	166,022	100%
Gross Profit	(158,128)		(158,128)	100%
Research and Development	128,564	–	128,564	100%
General and administrative	2,884,783	835,123	2,049,660	245%

Total operating expenses	3,013,347	835,123	2,178,224	261%
Net loss from operations	$(3,171,475)	$(835,123)	$(2,336,352)	280%

Revenue

Revenue was $7,894 for the nine months ended March 31, 2025, as compared to $0 for 2024, an increase of $7,894, which was the result of the Company’s first contract for the leasing of GenFlat Containers.

Cost of revenue

Cost of revenue was $166,022 for the nine months ended March 31, 2025, as compared to $0 for 2024, an increase of $166,022. The cost of revenue for the nine months ended March 31, 2025 is related to $131,134 of depreciation expense of rental inventory and $34,888 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $128,564 for the nine months ended March 31, 2025, as compared to $0 for 2024, an increase of $128,564, which was the result of increased engineering, consulting and research and development activity of the Company’s collapsible marine containers and Genny’s.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2025, were $2,884,783, compared to $835,123 for 2024, an increase of $2,049,660, which was primarily related to an increase in stock-based compensation of $2,167,595, compensation expense, salaries, and benefits, consulting and marketing and advertising-related expenses, and other professional fees as a result of the Company increasing its operations around developing its product and raising capital, and public company reporting obligations.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended March 31, 2025, and 2024:

	Nine months ended March 31,
	2025	2024
Cash flows used in operating activities	$(963,672)	$(2,022,441)
Cash flows used in investing activities	–	–
Cash flows provided by financing activities	1,088,529	1,886,334

Net change in cash	$124,857	$(136,107)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash depreciation and amortization expenses, and changes in the asset and liability accounts.

Net cash used in operating activities for the nine months ended March 31, 2025, was $963,672 versus net cash used in operating activities of $2,022,441 for the nine months ended March 31, 2024, a decrease of $1,058,769. The decrease in net cash used in operating activities was primarily due to an increase in net loss of $2,341,154, stock-based compensation of $2,167,595, prepaid expenses of $497,000 and rental inventory of $1,477,305.

We expect cash used in operating activities to fluctuate significantly in future periods because of a number of factors, some of which are outside of our control, including, among others: obtaining additional lease contracts and the success we achieve in generating revenue.

Investing Activities

There was no cashflow from investing activities during the nine months ended March 31, 2025 and 2024.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2025 was $1,088,529, a decrease of $797,805 from cash provided by financing activities in 2024 of $1,886,334. The decrease consisted of $94,750 of proceeds from loans from related party, $99,996 of proceeds from note payable, partially offset by repayments on related party notes payable, and repayment of advances from related party of $208,481. Proceeds from sale of common stock were $1,102,264 and $2,089,298 in 2025 and 2024, respectively, a decrease of $987,036.

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

As of March 31, 2025, we had cash of $163,828, and working capital deficit of $13,459. We believe that our existing cash will not be sufficient to fund our present operations during the next 12 months and beyond. The Company’s audited annual consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2025 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacture its products, and is currently offering of up to 1,200,000 shares at a price of $6.00 per share. However, there is no assurance of additional funding being available through these plans or other sources.

During the year ended June 30, 2024, the Company sold a total of 564,628 shares of common stock in exchange for gross cash proceeds of $2,339,300. Of these shares, 33,333 were issued during the period ended September 30, 2024. In July 2023, GenFlat also returned $50,000 in cash to an investor who subscribed to shares during the year ended June 30, 2023.

During the three months ended September 30, 2024, GenFlat sold a total of 23,000 shares of its common stock in exchange for net cash proceeds of $138,000. During the three months ended December 31, 2024, GenFlat sold a total of 139,044 shares of its common stock in exchange for net cash proceeds of $834,264. 117,044 of these shares were issued during the three months ended March 31, 2025 and 22,000 subsequent to the period ended March 31, 2025. During the three months ended March 31, 2025, GenFlat sold a total of 21,667 shares of its common stock in exchange for net cash proceeds of $130,000. These shares were issued subsequent to the period ended March 31, 2025.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Contractual Obligations

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. As of March 31, 2025 and June 30, 2024, the balance owed on the note was $50,500.

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

On July 30, 2024, the Company entered into a promissory note agreement for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. As of March 31, 2025, the balance owed on the note was $99,996. Accrued interest on the note was $1,671 as of March 31, 2025. In December 2024, the noteholder elected to receive shares in settlement of the principal balance. The Company issued 16,666 shares of common stock to settle the note payable in April 2025.

On October 1, 2024, the Company entered into a promissory note agreement with a significant shareholder for a total principal of $50,000. The Company will pay 10.00% per annum, until the total principal is paid in full. The note has a maturity date of November 1, 2024 and a default interest rate of 18%. During the period ended December 31, 2024, the Company repaid a total of $50,000 on the promissory note agreements and $573 of accrued interest. As of March 31, 2025, the balance owed on the note was $0.

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

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $13,127 and $0 at March 31, 2025 and June 30, 2024, respectively.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of March 31, 2025 include the following:

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
Jan - March 2025	Common Stock — 21,667 shares of common stock at $6.00 per share pursuant to a private offering.

All of the securities were offered and sold in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or (i) Rule 506 of Regulation D promulgated thereunder; or (ii) Regulation S promulgated thereunder. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

GenFlat Holdings, Inc., Registrant

Date: May 8, 2025	By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

