Form 10-K
period 2025-06-30
GenFlat Holdings, Inc.
filed 2025-09-19
CIK 1796949

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $91,449,650 as of December 31, 2024.

The number of shares of the registrant’s common stock outstanding as of September 17, 2025 was 10,781,902.

i

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

Examples of forward-looking statements include, but are not limited to:

•	the timing of the development of our products;
•	projections of costs, revenue, earnings, capital structure and other financial items;
•	statements of our plans and objectives;
•	statements regarding the capabilities of our business operations;
•	statements of expected future economic performance;
•	statements regarding competition in our market; and
•	assumptions underlying statements regarding us or our business.

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

ii

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

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

iii

PART I

ITEM 1. BUSINESS.

Overview

Business Overview

GenFlat Holdings, Inc. (the “Company,” “we,” “our” or “us”), is an early-stage company that developed a more sustainable collapsible marine container (the “GenFlat Container”), that can be collapsed when emptied and stacked in bundles of four collapsed containers that take the same space as a standard marine container. When GenFlat Containers are stacked 4-to-1, they can save up to 75% on: 1) freight costs, terminal handling fees, transloading fees, and other fees; 2) carbon emitted by ocean vessels, trucks, and trains by reducing the number of trips necessary; and 3) space required at ports, container yards, and distribution centers. We operate as a container sales and leasing company and supply GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures.

We commenced commercial operations in May 2024. Presently, our commercial operations consist of one rental agreement and two equipment lease agreements to provide GenFlat Containers with a total of three customers, including one agreement entered into in August 2025 and one agreement entered into in September 2025. The rental and lease agreements demonstrate commercial acceptance of our GenFlat Container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers, including shipping lines, retailers, logistics companies, and the United States military.

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

On October 18, 2023, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with GenFlat, Inc. (“GenFlat, Inc.”), a Delaware corporation incorporated in Delaware on July 25, 2022, and GenFlat, Inc. stockholders who own 97.22% of the outstanding shares of common stock of GenFlat, Inc. Pursuant to the Share Exchange Agreement, all GenFlat, Inc. stockholders who are parties to the Share Exchange Agreement will receive ninety eight percent (98%) of the issued and outstanding shares of common stock of the Company in exchange for their shares of GenFlat, Inc. common stock on a pro rata basis.

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

On May 9, 2024, the Company’s Board of directors decided to effectuate the Reverse Split and our Company filed a certificate of amendment to the Certificate of Incorporation with the State of Delaware to effect the Name Change and Reverse Split effective May 17, 2024, at 4:00 p.m. EDT (the “effective date”). Accordingly, at the effective date:

1.	Our Company changed its name from Healthcare Business Resources Inc. to GenFlat Holdings, Inc.
2.	Our CUSIP number changed to 42240P205
3.	The number of our outstanding post-Reverse Split shares equaled 10,541,500

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

Our business strategy anticipates that our revenue stream will be derived from the sale and lease of our patented collapsible marine container (the “GenFlat Container”). Our GenFlat Container is engineered to be a substitute for the standard marine container. Built from mild steel and Corten, our GenFlat Container exceeds current industry strength and rigidity standards. When GenFlat Containers are stacked 4-to-1, they can save up to 75% on: 1) freight costs, terminal handling fees, transloading fees, and other fees; 2) carbon emitted by ocean vessels, trucks, and trains by reducing the number of trips necessary; and 3) space required at ports, container yards, and distribution centers. We operate as a container sales and leasing company and supply GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures. We commenced commercial operations in May of 2024.

Presently, our commercial operations consist of one rental agreement and two equipment lease agreements to provide GenFlat Containers to a total of three customers, including one agreement entered into in August 2025 and one agreement entered into in September 2025. The lease agreements demonstrate commercial acceptance of our GenFlat Container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers, including shipping lines, retailers, logistics companies, and the United States military.

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

Commencement of Commercial Operations

Manufacturing and marketing of GenFlat containers commenced in September 2023, and we commenced commercial operations in May of 2024. Presently, our commercial operations consist of one rental agreement and two equipment lease agreements to provide GenFlat Containers to a total of three customers, including one agreement entered into in August 2025 and one agreement entered into in September 2025. The lease agreements demonstrate commercial acceptance of our GenFlat Container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers, including shipping lines, retailers, logistics companies, and the United States military. .

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

According to Rail Gateway, estimates suggest that over 35 million intermodal containers are actively used in use across global supply chains. In a year defined by disruption, the world’s leading container ports defied expectations – transforming volatility into opportunity to post their strongest growth in nearly a decade. In 2024, total container throughput across the Lloyd’s list “One Hundred Ports” climbed 8.1% reaching 743.6 million TEU’s (Twenty Foot Equivalent Units) – marking a strong rebound following sluggish growth in previous years. The world’s top 20 container ports collectively handled about 416.6 million TEU’s in 2024, a 7.1% increase year over year.

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

Our Principal Products

Shipping Containers

GenFlat has engineered a 20-foot standard collapsible container, a 40-foot standard container and a 40-foot high-cube collapsible container. GenFlat collapsible intermodal-marine containers exceed international strength and rigidity standards. Intermodal-marine containers are large, standardized steel or aluminum boxes used to transport freight by ship, barge, rail, or truck. Intermodal-marine containers are the primary means by which goods and materials are shipped internationally and domestically.

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

When fully loaded, the GenFlat 20-foot standard containers have the same approximate internal dimensions, 96% of capacity and 96% of payload as other intermodal-marine shipping containers 2,438 mm wide and 2,591 mm high, and have a gross rating of 30,480 kgs, tare weight of 2,300 kgs and load capacity of 24,000 kgs).

When fully loaded, the GenFlat 40-foot standard containers have the same approximate internal dimensions, 96% of capacity and 96% of payload as other intermodal-marine shipping containers (2,438mm wide and 2,591mm high, and have a gross rating of 30,480 kgs, tare weight of 3,750 kgs and load capacity of 26,740 kgs).

When fully loaded, the GenFlat 40-foot high-cube containers have the same approximate internal dimensions, 96% of capacity and 96% of payload as other intermodal-marine shipping containers 2,438 mm wide and 2,896 mm high, and have a gross rating of 30,480 kgs, tare weight of 3,900 kgs and load capacity of 26,740 kgs).

Equipment

GenFlat Containers collapse using either the patented GenFlat Actuator or the GenFlat Genny (patent pending):

The GenFlat Actuator is a hydraulically powered device with electrical controls that attaches to a large top loader, the type of which is typically used to lift move standard shipping containers. The GenFlat Actuator lifts GenFlat Containers and uses a double-action armature on each end to push in or lower down the container end frames when collapsing/expanding. The process to collapse or expand a GenFlat Container takes approximately 80 seconds. The GenFlat Actuator was designed for high-volume environments.

The GenFlat Genny (patent pending), is a t-shaped steel apparatus with wheels on the end that affixes to forks of any standard forklift capable of lifting three tons. The Genny lifts GenFlat Container doors into the roof of the container, allowing for the collapsing of the container. The process to collapse or expand a GenFlat Container takes approximately 80 seconds. The GenFlat Genny was designed for low-volume environments.

The GenFlat Container with Actuator or Genny provides three significant benefits:

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

We have an exclusive Teaming Agreement with China International Marine Containers (CIMC) to manufacture our GenFlat Containers in Dalian, China. Our management team has developed a strong working relationship with CIMC and make regular trips to Dalian to inspect the manufacturing process and maintain close ties to our contacts there.

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

Operating Leases

Operating leases are structured to allow customers flexibility to pick-up equipment on short notice and to drop-off equipment prior to the end of its useful life. Because of this flexibility, most of our containers will go through several pick-up and drop-off cycles. Our operating lease contracts may specify an upfront payment, a per diem rate for equipment on-hire, a quarterly rate for equipment on-hire, where and when such equipment can be returned, how the customer will be charged for damage and the charge for lost or destroyed equipment, among other things.

We will categorize our operating leases as either long-term leases or service leases. Some leases will have contractual terms that have features reflective of both long-term and service leases. We will classify such leases as either long-term or service leases, depending upon which features we believe are predominant. For example, some leases that provide redelivery flexibility during the lease term will be classified as long-term leases in cases where lessees have made large upfront payments to reduce their lease payment during the lease term or in cases where lessees will incur significant redelivery fees if containers are returned during the lease term. Such leases are generally considered to be long-term leases based on the expected on-hire time and the economic protection achieved by the lease economics. Our long-term leases will generally require our customers to maintain specific units on-hire for the duration of the lease term, and they will provide us with predictable recurring cash flow. Long-term leases typically have initial contractual terms ranging from five to eight or more years. We may offer an option to purchase our containers during the lease term.

Finance Leases

Finance leases will provide our customers with an alternative method to finance their equipment acquisitions. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term.

Customers

Currently, we have one paying customer.  We have one rental agreement in place with this customer for use of GenFlat containers, and we have generated nominal revenue to date pursuant to this rental agreement. In addition, we have lease agreements with two customers to provide GenFlat containers starting during the fourth quarter of 2025.

We expect our customers to be mainly comprised of regional and international shipping lines, though we also expect to lease containers to freight forwarding companies, retailers, and manufacturers. The shipping industry has been consolidating for several years, and further consolidation could increase the portion of our revenues that come from our largest customers. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

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

Competition

We operate in a highly competitive industry. The market for our products is competitive and rapidly changing. We  experience competition from large, established intermodal equipment leasing companies possessing large, existing customer bases, substantial financial resources and established distribution channels. We compete with at least four other collapsible intermodal-marine equipment companies in addition to many manufacturers of standard intermodal-marine equipment, and companies offering finance leases as distinct from operating leases. It is common for our prospective customers to utilize several leasing companies to meet their equipment needs. We expect competition to persist and intensify in the future. Competition could result in reduced sales, reduced margins or the failure of our products and services to achieve or maintain more widespread market acceptance, any of which could harm our business and our operating results could be harmed. Our primary competitors include 4Fold, Spectainer, Staxxon, Compact Container Systems, and Navlandis. None of GenFlat’s competitors has penetrated the container shipping market.

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

Intellectual Property

Our GenFlat Containers have five patents in the United States and two patents in China. Our Actuator has one patent in the United States and one in China. The Genny has a patent pending in the United States and one patent pending in China. To protect our proprietary rights, we generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties. Our patents cover the various iterations of our containers, the Actuator, and the Genny, including integral component parts of the container technology.

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

Research and Development

To date, our total research and development expenses since inception are approximately $1,079,000 and have been focused on designing and developing our collapsible marine containers, actuators and the Gennys.

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

Employees and Human Capital

We have two full-time employees and one part-time employee in the United States. From time to time, we expect to employ additional employees and independent contractors as well as legal, accounting and other specialized professionals to support our sales, marketing, business development and administrative needs. Our team has diverse professional backgrounds, allowing each employee to contribute in myriad ways, allowing us to operate with low overhead. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business.

Our success will depend on our ability to hire and retain additional qualified marketing, sales, technical and other personnel.  Qualified personnel are in high demand.  We face considerable competition from other firms for these personnel, many of which have significantly greater resources than we have.

Properties

Our corporate headquarters is in Tooele, Utah. Substantially all our operating activities are conducted from 1,614 square feet of office space that we lease for $1,320 per month. We expect that additional space will be required as our business expands and we believe that we can obtain suitable space as needed.

Legal proceedings

We may from time to time be involved in routine legal matters incidental to our business; however, we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.235 billion, (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.

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

GenFlat does not have a history of profitable operations. As a result, the Company’s registered public accounting firm in their audit report has expressed substantial doubt about the Company’s ability to continue as a going concern. Continued operations are dependent on the Company’s ability to generate profitable operations. Furthermore, our Company has incurred an accumulated deficit of $7,818,388 from inception to June 30, 2025 and has not fully implemented its business plan. The financial statements do not include any adjustments that might result from the uncertainty about the Company’s ability to continue its business. If we are unable to obtain additional financing from outside sources and eventually produce sufficient revenue, we may be forced to sell our assets, or curtail or discontinue our operations.

As described in Note 1 of our audited financial statements contained in this Annual Report on Form 10-K, our auditors have issued a going concern opinion on our June 30, 2025 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our history of negative cash flows from operations and reporting of a net loss, and the expectation that we will continue to report negative cash flows from operations and a net loss. At June 30, 2025, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through equity offerings to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since its inception, GenFlat has been engaged primarily in the research and development of the GenFlat Container. As a result of these activities, we incurred significant losses and generated negative cash flow since our inception. We incurred a net loss of $4,668,034 for the year ended June 30, 2025 and $1,214,383 for the year ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of $7,818,388. We anticipate that we will continue to incur operating losses through at least June 2026.

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

Currently, we have one paying customer.  We have one rental agreement in place with this customer for use of GenFlat containers, and we have generated nominal revenue to date pursuant to this rental agreement. In addition, we have lease agreements with two customers to provide GenFlat containers starting during the fourth quarter of 2025. Our business does not presently generate the cash needed to finance our current and anticipated operations and we need to obtain additional future financing to finance our operations until such time that we can conduct profitable revenue-generating activities. We intend to obtain financing through an equity offering to meet the capital requirements to manufacture our current customers’ products; however, there is no assurance that such financing will be available through these plans or other sources. We also expect that we will need to seek other additional financing in the future through public or private financings, including equity or debt financings. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. We cannot assure you that any amount raised will be  sufficient to finance our operations. Other additional financing may not be available when we need it or may not be available on acceptable terms.

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

Additional financing may not be available to us, due to, among other things, our Company not having a sufficient credit history, income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy our near-term and long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations.

Our Company is in an early stage of development and it may not be able to develop its business as anticipated.

GenFlat is an early stage company that developed a more sustainable collapsible marine container to replace traditional standard marine containers. GenFlat operates as a marine container sales and leasing company and supplies GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures.

Currently, we have one paying customer.  We have one rental agreement in place with this customer for use of GenFlat containers, and we have generated nominal revenue to date pursuant to this rental agreement. In addition, we have lease agreements with two customers to provide GenFlat containers starting during the fourth quarter of 2025.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, limited financial resources, and unproven business strategy. Although our management believes that our current business plan has significant potential, our Company may never attain profitable operations, and our management may not succeed in realizing its business objectives. If we are not able to execute our business plan as anticipated, our Company may not be able to achieve profitability, and you may lose your entire investment in our securities.

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

We will need to attract and retain new customers. If we are unable to attract new customers and retain customers on a cost-effective basis, our business and results of operations will be affected adversely.

We currently have one rental agreement and two equipment lease agreements with a total of three customers. While we are in in various stages of evaluation with potential additional customers, to succeed, we must attract and retain new customers on a cost-effective basis, many of whom have not previously used marine container products like ours. We will rely upon various third-parties, including channel partnerships with logistics companies, associations, ports and consultants. In addition, we intend to rely on a variety of other methods to market our product, including, among others, identifying prospective clients through the personal and professional relationships of our management team, attending conferences, trade shows and other industry events, online advertising and word of mouth. If we are unable to utilize any of our current or intended marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

Our operating plan relies in large part upon assumptions and analyses developed by our Company. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

Whether actual operating results and business developments will be consistent with our Company’s expectations and assumptions as reflected in its forecast depends on a number of factors, many of which are outside of our control, including, but not limited to:

•	whether we can obtain sufficient capital to sustain and grow its business;
•	our ability to manage the company’s growth;
•	whether we can manage relationships with key vendors and advertisers;
•	demand for our products and services;
•	the timing and costs of new and existing marketing and promotional efforts and/or competition;
•	our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel; and
•	the overall strength and stability of domestic and international economies;

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations and financial condition.

Our business plan is speculative and our business model is evolving.

Our present business and planned business are speculative and subject to numerous risks and uncertainties. There is no assurance that our Company will generate significant revenues or profits. In addition, our business model is unproven and is likely to continue to evolve. Accordingly, our initial business model may not be successful and may need to be changed. Our ability to generate significant revenues will depend, in large part, on our ability to successfully market our products to potential users who may not be convinced of the need for our products and services. We intend to continue to develop our business model as our Company continues to grow.

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

Additionally, we may face significant challenges in the event of disputes with CIMC due to the limited number of potential alternative suppliers and higher uncertainty of outcomes for commercial disputes in China. Such disputes could involve the manufacturer’s warranties or the manufacturer’s ability and willingness to comply with key terms of our Teaming Agreement or other purchase agreements such as container quantities, container quality, delivery timing and price. Moreover, if CIMC were to go out of business or suspend services, we might be unable to find a replacement supplier in a timely manner or at all, which could have a material adverse impact on our business, financial condition and operating results.

The market for the sale and lease of shipping containers is competitive and, if we do not compete effectively, our operating results could be harmed.

The market for the sale and lease of shipping containers is competitive, and the barriers to entry into this market are relatively low. We expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices.

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

The international nature of our business and the container shipping industry exposes us to risks relating to the imposition of import and export duties, quotas and tariffs. These risks have increased over the last several years as the United States and other countries have adopted protectionist trade policies and as companies look to on-shoring or near-shoring their production to address material and parts shortages and/or increased costs due to these actions. Significant uncertainty remains about the future relationship between the United States and trading partners as tariffs and other trade barriers remain historically high, other key areas of economic and foreign policy difference remain unresolved and tensions remain elevated. Given the importance of the United States and trading partners in the global economy, continued or increased tensions between these countries could significantly reduce the volume of goods traded internationally and reduce the rate of global economic growth. Increased trade barriers and the risk of further disruptions is also motivating some manufacturers and retailers to reduce their reliance on overseas production and could reduce the long-term growth rate for international trade, leading to decreased demand for leased containers, lower new container prices, decreased market leasing rates and lower used container disposal prices. These impacts could have a material adverse effect on our business, profitability and cash flows.

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

Our GenFlat Containers may be leased to numerous customers, who may be responsible to pay lease rentals and other charges, including repair fees and costs for damage to or loss of equipment. Some of our customers may be privately owned and would not provide detailed financial information regarding their operations. Our future customers could incur financial difficulties or otherwise have difficulty making payments to us when due for any number of factors which we may be unable to anticipate. A delay or diminution in amounts received under the leases, or a default in the performance of our lessees' obligations under the leases could adversely affect our business, financial condition, results of operations and cash flows.

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

We cannot accurately estimate future quarterly revenue and operating expenses. Our quarterly operating results may vary significantly based on many factors, including:

•	Fluctuating demand for our products;
•	Announcements or implementation by our competitors of new products;
•	Amount and timing of our costs related to our marketing efforts or other initiatives;
•	Timing and amounts relating to the expansion of our operations;
•	Our ability to enter into, renegotiate or renew key agreements;
•	Timing and amounts relating to the expansion of our operations;
•	Developing regulations specific to our industry or customers; or
•	Economic conditions specific to our industry, as well as general economic conditions.

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

Trade and transportation activity is regulated in most major economies. International container leasing companies have historically not been heavily impacted by regulations since containers have typically been viewed as international assets. Moreover, after the first use, they are not typically subject to duties as globally, they qualify as “instruments of international traffic.” However, many governments, including the United States, have enacted and/or are considering increased regulation of the ocean shipping sector in response to supply chain disruptions and increased transportation costs caused by the COVID-19 pandemic. We could incur increased costs and face operational complexity as a result of future regulations.

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

Due to the international scope of our planned operations, we will be subject to numerous laws and regulations, including economic sanctions, anti-corruption, anti-money laundering, import and export and similar laws. Recent years have seen a substantial increase in the enforcement of many of these laws in the United States and other countries. Any failure or perceived failure to comply with existing or new laws and regulations may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions, result in significant additional compliance requirements and costs, increase regulatory scrutiny of our business, result in the loss of customers, restrict our operations and limit our ability to grow our business, adversely affect our results of operations, and harm our reputation.

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

Our Company depends greatly on our Chief Executive Officer, Drew Hall and our President, Garrett Hall. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. We cannot assure you that our Company will be able to find, attract and retain additional qualified employees, directors, and advisors having the skills necessary to operate, develop and grow our business. Our inability to hire qualified personnel, the loss of services of Mr. Drew Hall or Mr. Garrett Hall, or the loss of services of other executive officers, key employees, or advisors that may be hired in the future, may have a material and adverse effect on our Company’s business. We currently do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other officers or employees.

In the future, the Company could experience difficulties attracting and retaining qualified employees. Competition for qualified personnel in our industry is intense. We may need to hire additional personnel as we expand our development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms or at all.

Furthermore, we have limited resources and as such we may not be able to provide an employee with the same amount of compensation that he or she would likely receive at a larger company and as a result we may face difficulty in finding qualified employees. Additionally, we can only afford a limited amount of director and officers’ insurance coverage, making it more likely that we would be unable to attract or retain experienced business executives. The inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our planned activities could have a materially adverse effect on our ability to conduct our business and as such can impair our operations.

Because our executive officers engage in other business activities, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our Chief Executive Officer, Drew Hall, currently devotes approximately 95% of his working time providing management services to our Company. Our other executive officers expect to devote approximately 40 hours per week providing management services to our Company. Since none of our executive officers are required to commit their full time to the affairs of the Company, such persons may have conflicts of interest in allocating management time among their various business activities. It is possible that their demands from their various other business obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. The loss of any of our officers or directors could negatively impact our business development.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

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

We are authorized to issue up to 25,000,000 shares of common stock. As of September 17, 2025, we have 10,781,902 shares of common stock issued and outstanding. Our Board may determine from time to time that it needs to raise additional capital by issuing additional shares of our common stock or other securities. Except as otherwise described in this Annual Report on Form 10-K, we will not be restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of our common stock. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preferred shares, upon our liquidation, holders of our debt securities, if any, and lenders with respect to other borrowings, if any, may receive distributions of our available assets before the holders of our common stock.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our directors, executive officers and affiliates own approximately [26%] of our outstanding common stock. Accordingly, these stockholders may exert significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets. The significant concentration of stock ownership may negatively impact the value of our common stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are an early-stage company with limited operations, yet we recognize that we are subject to various cybersecurity risks that could adversely affect our business. Cyberattacks on companies around the world continue to increase, which cause operational failures, compromised sensitive corporate or customer data, and/or result in significant financial damages. These attacks occur over the internet, through malware, viruses or attachments to e-mails, or through inside actors with access to systems within the organization.

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

Governance

Our Chief Executive officer is the sole member of our Board of Directors, and he is responsible for oversight of cybersecurity risk. Our Chief Executive Officer, along with our President is responsible for the ongoing managing and assessing of our cybersecurity practices and reporting on such practices and risks. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Board of Directors and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken. We believe we are appropriately staffed (as supported by IT consultants and service providers, as needed) to support a healthy cybersecurity posture given our Company’s size and scope.

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

Item 2. Properties.

Our corporate headquarters is in Tooele, Utah. Substantially all our operating activities are conducted from 1,500 square feet of office space provided by our CEO at a cost to us of $1,320 per month. We expect that additional space will be required as our business expands and we believe that we can obtain suitable space as needed on commercially reasonable terms.

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

Holders of Common Equity

As of September 17, 2025, we had approximately 141 stockholders of record of our common stock.

Dividends

Our Company does not pay any cash dividends on its common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

Equity Compensation Plan Information

As of our fiscal year ending June 30, 2025

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	700,000	(1)	$6.00	1,500,000
Equity compensation plans not approved by security holders	–		–	–
Total	700,000		$6.00	1,500,000

(1)	Reflects our 2020 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants. We have reserved 1,500,000 shares of common stock for such persons pursuant to that plan.

Recent Sales of Unregistered Securities

None.

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

Overview

We are an early-stage company that developed a more sustainable collapsible marine container (the “GenFlat Container”), that can be collapsed when emptied and stacked in bundles of four collapsed containers that take the same space as a standard marine container. When GenFlat Containers are stacked 4-to-1, they can save up to 75% on: 1) freight costs, terminal handling fees, transloading fees, and other fees; 2) carbon emitted by ocean vessels, trucks, and trains by reducing the number of trips necessary; and 3) space required at ports, container yards, and distribution centers. We operate as a container sales and leasing company and supply GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures.

The GenFlat Containers are manufactured by China International Mariner Containers (“CIMC”) in Dalian, China. Manufacturing and marketing of the containers commenced in September 2023.

Commencement of Commercial Operations

We commenced commercial operations in May 2024. Presently, our commercial operations consist of one rental agreement and two equipment lease agreements to provide GenFlat Containers to a total of three customers, including one agreement entered into in August 2025 and one agreement entered into in September 2025. The lease agreements demonstrate commercial acceptance of our GenFlat Container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers, including shipping lines, retailers, logistics companies, and the United States military.

For the years ended June 30, 2025, and 2024, respectively, we generated revenue from our operations of $7,894 and $5,234, and our net losses from operations were $4,709,006 and $1,232,730, respectively.

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

Results of Operations

For the Year ended June 30, 2025, compared to the Year ended June 30, 2024

The following discussion compares operating data for the year ended June 30, 2025, to the data for the year ended June 30, 2024:

	Year Ended June 30,
	2025	2024	$ Change	% Change

Revenue	$7,894	$5,234	$2,660	51%
Cost of Goods Sold	177,279	168,540	1,138,739	5%
Gross Profit	(169,385)	(163,306)	(6,079)	4%
Research and Development	103,322	–	103,322	100%
General and administrative	3,306,299	1,069,424	2,236,875	209%
Impairment loss	1,130,000	–	1,130,000	100%
Total operating expenses	4,539,621	1,069,424	3,470,197	324%
Loss from operations	$(4,709,006)	$(1,232,730)	$(3,476,276)	282%

Revenue

Revenue was $7,894 for the year ended June 30, 2025, as compared to $5,234 for 2024, an increase of $2,660, which was the result of the Company’s first contract for the leasing of GenFlat Containers.

Cost of Goods Sold

Cost of goods sold was $177,279 for the year ended June 30, 2025, as compared to $168,540 for 2024, an increase of $8,739. The cost of goods sold for the year ended June 30, 2025 primarily related to $124,920 of depreciation expense of rental inventory, and $52,359 transportation expenses of the Company’s collapsible marine container. The cost of goods sold for the year ended June 30, 2024 related to $79,500 of depreciation expense of rental inventory and $89,040 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $103,322 for the year ended June 30, 2025, as compared to $0 for 2024, an increase of $103,322, which was the result of increased engineering, consulting and research and development activity of the Company’s collapsible marine container.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2025, were $3,306,299, compared to $1,069,424 for 2024, an increase of $2,236,875, which was primarily related to an increase in stock-based compensation expense of $2,365,648 associated with new advisor agreements, an increase of approximately $46,000 in payroll costs, partially offset by a decline of $67,000 in professional fees and $229,000 in advertising costs.

Impairment Loss

Impairment loss was $1,130,000 for the year ended June 30, 2025, as compared to $0 for 2024, an increase of $1,130,000. The impairment loss for the year ended June 30, 2025 primarily related to $1,130,000 of impairment expense of rental inventory.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended June 30, 2025, and 2024:

	Year ended June 30,
	2025	2024
Cash flows used in operating activities	$(1,177,670)	$(2,438,593)
Cash flows used in investing activities	–	–
Cash flows provided by financing activities	1,188,529	2,198,808

Net change in cash	$10,859	$(239,785)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash depreciation and amortization expenses, and changes in the asset and liability accounts.

Net used in operating activities for the year ended June 30, 2025, was $1,177,670 versus net cash used in operating activities of $2,438,593 for the year ended June 30, 2024, a decrease of $1,260,923. The decrease in net cash used in operating activities was primarily due to limited spending on the Company’s inventory compared to the prior year.

We expect cash used in operating activities to fluctuate significantly in future periods because of a number of factors, some of which are outside of our control, including, among others: obtaining additional lease contracts and the success we achieve in generating revenue.

Investing Activities

There was no cashflow from investing activities during the years ended June 30, 2025 and June 30, 2024.

Financing Activities

Net cash provided by financing activities during the year ended June 30, 2025 was $1,188,529, a decrease of $1,010,279 from cash provided by financing activities in 2024 of $2,198,808. Proceeds from notes payable were $199,996 and proceeds from related party notes were $94,750 during the year ended June 30, 2025, and the Company repaid related party notes payable and advances of $199,750 and $8,731, respectively during the same year. During the year ended June 30, 2024 the Company received related party loan proceeds of $205,000, repaid $100,000 to related parties, $67,026 on other notes payable, and $128,466 on a line of credit. Proceeds from sale of common stock were $1,102,264 and $2,289,300 in 2025 and 2024, respectively, a decrease of $1,187,036.

Liquidity and Capital Resources

Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can lease additional GenFlat containers to new and existing customers, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing products, and the rate at which we hire employees to support operations. We expect that we will incur approximately $131,000 of expenditures per month over the next 12 months.

As of June 30, 2025, we had cash of $49,830, and working capital deficit of $123,645. We believe that our existing cash will not be sufficient to fund our present operations during the next 12 months and beyond. The Company’s audited annual consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2025 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacture its products. However, there is no assurance of additional funding being available through these plans or other sources.

During the year ended June 30, 2025, the Company sold a total of 183,711 shares of common stock in exchange for gross cash proceeds of $1,102,264. Of these shares, 43,667 shares sold for $262,000 were not issued as of June 30, 2025 and are recorded as subscription payable on the consolidated balance sheet as of June 30, 2025. The Company also issued 33,333 shares related to subscriptions received during the year ended June 30, 2024. In aggregate the Company issued 173,377 shares of common stock during the year ended June 30, 2025.

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

Contractual Obligations

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. As of June 30, 2025 and June 30, 2024, the balance owed on the note was $57,974 and $50,500, respectively.

During the year ended June 30, 2024, the Company entered into three promissory note agreements with the Company’s CEO, Drew Hall, for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the years ended June 30, 2025 and June 30, 2024, the Company repaid $105,000 and $100,000, respectively. The promissory notes and accrued interest were fully paid off as of June 30, 2025.

During the year ended June 30, 2025, the Company received additional proceeds of $44,750 in aggregate from Mr. Hall and repaid a total of $44,750 on the promissory note agreements. As of June 30, 2025, the balance owed on the note was $0. Accrued interest on the notes was $0 and $260 as of June 30, 2025 and June 30, 2024, respectively. The promissory notes and accrued interest were fully paid off as of June 30, 2025.

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

The Company maintains an operating lease for its office space with the Company’s CEO, Drew Hall. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 1, 2027, and agreed to pay $1,320 on a monthly basis.

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

The Company’s sale of rental and new equipment, parts and supplies to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, ("Topic 606"). The Company recognizes revenue in these transactions when it satisfies a performance obligation by transferring control over a product or service to a customer. These transactions typically contain a single performance obligation, and a recognized at a point in time. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

 Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions. We had an inventory impairment loss of $1,130,000 and $0 at June 30, 2025, and 2024, respectively, related to a decline in the expected net realizable value of the 40 foot containers.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $13,127 at June 30, 2025, and 2024 and recognized credit losses of $13,127 during the year ended June 30, 2025.

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

In November 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this standard effective July 1, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GenFlat Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GenFlat Holdings, Inc. (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We have served as the Company’s auditor since 2024

The Woodlands, TX

September 19, 2025

GenFlat Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2025	June 30, 2024
Assets
Current Assets:
Cash	$49,830	$38,971
Accounts receivable	–	5,235
Prepaid expenses	20,514	–
Total current assets	70,344	44,206

Property and equipment, net	403	1,208
Right of use asset, operating lease	22,989	8,127
Intangible assets, net	48,580	81,115
Rental inventory, net	543,737	1,660,720
Total Assets	$686,053	$1,795,376

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$113,026	$104,980
Notes payable – related party, current	–	105,000
Notes payable – current	57,974	–
Related party advances	–	8,731
Right of use liability, operating lease, current	22,989	8,127
Total current liabilities	193,989	226,838

Notes payable – non current	199,996	50,500
Total Liabilities	393,985	277,338

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.001 par value 25,000,000 shares authorized, 10,721,568 and 10,548,191 shares issued and outstanding, respectively	10,721	10,548
Additional paid-in capital	7,841,135	4,615,732
Subscription payable	262,000	–
Accumulated deficit	(7,818,388)	(3,150,354)
Total Stockholders' equity attributable to GenFlat Holdings, Inc.	295,468	1,475,926
Noncontrolling interest	(3,400)	42,112
Total stockholders’ equity	292,068	1,518,038
Total Liabilities and Stockholders' Equity	$686,053	$1,795,376

See accompanying notes to the consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Operations

	Year Ended June 30, 2025	Year Ended June 30, 2024

Revenue	$7,894	$5,234
Cost of revenue	177,279	168,540
Gross profit	(169,385)	(163,306)

Operating expenses:
Research and development	103,322	–
General and administrative	3,306,299	1,069,424
Impairment loss	1,130,000	–

Total operating expenses	4,539,621	1,069,424

Loss from operations	(4,709,006)	(1,232,730)

Other income (expense):
Interest expense	(4,765)	(1,961)
Other income	225	2,023
Total other income (expense)	(4,540)	62

Net loss	(4,713,546)	(1,232,668)
Noncontrolling interest	(45,512)	(18,285)
Net loss attributable to GenFlat Holdings, Inc.	$(4,668,034)	$(1,214,383)

Loss per share – basic and diluted attributable to GenFlat Holdings, Inc.	$(0.44)	$(0.12)
Loss per share - basic and diluted attributable to noncontrolling interest.	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	10,651,990	10,438,400

See accompanying notes to the consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2025 and 2024

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2023	10,205,195	$10,205	$2,583,395	$50,000	$(1,935,971)	$707,629	$–	$707,629
Common stock sold for cash	531,295	531	2,338,769	(50,000)	–	2,289,300	–	2,289,300
Recapitalization	103,030	103	(246,326)	–	–	(246,223)	–	(246,223)
Reclassification of noncontrolling interest	(298,020)	(298)	(60,099)	–	–	(60,397)	60,397	–
Issuance of common stock for reverse stock split	6,691	7	(7)	–	–	–	–	–
Net loss	–	–	–	–	(1,214,383)	(1,214,383)	(18,285)	(1,232,668)
Balance, June 30, 2024	10,548,191	10,548	4,615,732	–	(3,150,354)	1,475,926	42,112	1,518,038

Common stock sold for cash	173,377	173	840,091	262,000	–	1,102,264	–	1,102,264
Stock-based compensation	–	–	2,385,312	–	–	2,385,312	–	2,385,312
Net Loss	–	–	–	–	(4,668,034)	(4,668,034)	(45,512)	(4,713,546)
Balance, June 30, 2025	10,721,568	$10,721	$7,841,135	$262,000	$(7,818,388)	$295,468	$(3,400)	$292,068

See accompanying notes to the consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2025 and 2024

	June 30, 2025	June 30, 2024

Cash Flows from Operating Activities:
Net loss	$(4,713,546)	$(1,232,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,340	33,628
Stock-based compensation expense	2,385,312	–
Impairment loss	1,130,000	–
Credit losses	13,127	–
Rental inventory – depreciation expense	124,920	79,500
Amortization of right of use assets	–	(116)
Changes in operating assets and liabilities:
Accounts receivable	(7,892)	(5,235)
Prepaid expenses	(20,514)	477,000
Right of use asset	(14,862)	–
Rental inventory	(137,937)	(1,740,220)
Accounts payable and accrued liabilities	15,520	(50,482)
Right of use liabilities	14,862	–
Net cash used in operating activities	(1,177,670)	(2,438,593)

Cash Flows from Investing Activities:
Purchases of property and equipment	–	–
Net cash used in investing activities	–	–

Cash Flows from Financing Activities:
Repayment on notes payable	–	(67,026)
Repayment of related party advances	(8,731)	–
Repayment of line of credit	–	(128,466)
Repayment of notes payable – related party	(199,750)	(100,000)
Proceeds from notes payable	199,996	–
Proceeds from notes payable – related party	94,750	205,000
Proceeds from sale of common stock	1,102,264	2,289,300
Net cash provided by financing activities	1,188,529	2,198,808

Net change in cash	10,859	(239,785)

Cash, at beginning of period	38,971	278,756

Cash, at end of period	$49,830	$38,971

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the audited consolidated financial statements.

GenFlat Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended June 30, 2025 and 2024

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

Liquidity and Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2025 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

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

Accounts Receivable and the Allowances for Credit losses

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. As of June 30, 2025 and 2024, the Company had an allowance of $13,127 and $0, respectively. During the years ended June 30, 2025 and 2024, the Company recognized credit losses of $13,127 and $0, respectively.

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions. During the year ended June 30, 2025, the Company recognized an impairment loss of $1,130,000 related to the decline in the expected net realizable value of the Company’s 40 foot containers.

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

The Company’s sale of rental and new equipment, parts and supplies to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”). The Company recognizes revenue in these transactions when it satisfies a performance obligation by transferring control over a product or service to a customer. These transactions typically contain a single performance obligation, and a recognized at a point in time. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of June 30, 2025, or June 30, 2024.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU No. 2023-07 during the year ended June 30, 2025.

Segment information is prepared on the same basis that the Company’s CEO, who is the Chief Operating Decision Maker (“CODM”), manages the business, evaluates financial results, and makes key operating decisions. The Company has a single reportable operating segment, equipment leasing, the primary activity from which the Company earns revenue. The CODM uses net income to evaluate and make key operating decisions of the business. As such, no further segment disclosures are presented within the consolidated financial statements and footnotes.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported consolidated results of operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.

In November 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this standard effective July 1, 2024.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3.  INTANGIBLE ASSETS, NET

On March 26, 2021, the Company acquired a group of patents related to the container design and functionality for a purchase price of $185,000. The Company paid $60,000 in cash and issued a $125,000 note payable for the transaction. The patents acquired are recognized as a long-lived intangible asset and are amortized over their estimated useful lives.

The following table represents the balances of intangible assets as of June 30, 2025 and June 30, 2024:

	Estimated life	June 30, 2025	June 30, 2024

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(137,720)	(105,185)
Net Intangible		$48,580	$81,115

During the years ended June 30, 2025 and June 30, 2024, the Company recognized amortization expense of $32,535 and $32,624 respectively, on the intangible assets.

NOTE 4. RENTAL INVENTORY, NET

During the years ended June 30, 2025 and 2024, the Company developed and built its collapsible containers and actuators used to collapse the marine containers. The containers purchased are recognized as rental inventory and are depreciated over their estimated useful lives.

As of June 30, 2025 and 2024, rental inventory consists of the following:

	Estimated life	June 30, 2025	June 30, 2024

Collapsible Containers	10 years	$460,000	$1,590,000
Actuators	10 years	237,676	150,220
Genny’s	10 years	50,484	–
		748,160	1,740,220
Accumulated Depreciation		(204,423)	(79,500)
Rental Inventory, net		$543,737	$1,660,720

Depreciation on rental inventory of $124,920 and $79,500 was recognized during the years ended June 30, 2025 and June 30, 2024, respectively and is included in costs of goods sold on the accompanying consolidated statements of operations. During the year ended June 30, 2025, the Company recorded impairment loss of $1,130,000 on its rental inventory related to a decline in the expected net realizable value of the 40 foot containers.

NOTE 5. LEASES

The Company maintains an operating lease for its office space. The lease has a remaining term of 18 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The amount of right-of-use assets and lease liabilities were $22,989 as of June 30, 2025 and $8,127, respectively as of June 30, 2024. Aggregate lease expense for the years ended June 30, 2025, and 2024 was $15,000 and $10,800, respectively.

		Remaining
	Operating	Term in
	Lease	Years
2026	15,840
2027	10,560
Total lease payments	26,400
Less: imputed interest	(3,411)
Present value of lease liability	22,989	1.58

NOTE 6. DEBT

Note Payable

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid a total of $74,500, $67,026 and $7,474 of principal and accrued interest. As of June 30, 2025, and June 30, 2024, the balance owed on the note was $57,974. Accrued interest on the note was $1,815 and $358 as of June 30, 2025, and June 30, 2024, respectively.

On July 30, 2024, the Company entered into a promissory note agreement for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. As of June 30, 2025, the balance owed on the note was $99,996. Accrued interest on the note was $2,294 as of June 30, 2025. In December 2024, the noteholder elected to receive shares in settlement of the principal balance. The Company agreed to issue 16,666 shares of common stock to settle the note payable in January 2025 but those shares have not yet been issued.

On June 13, 2025, the Company entered into a promissory note agreement for a total principal of $100,000. The Company will pay 8.0% per annum, until the total principal is paid in full. The note matures on January 2, 2026 and has no default interest rate. As of June 30, 2025, the balance owed on the note was $100,000. Accrued interest on the note was $373 as of June 30, 2025.

Note Payable – related party

During the year ended June 30, 2024, the Company entered into three promissory note agreements with a related party for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the years ended June 30, 2025 and June 30, 2024, the Company repaid $105,000 and $100,000, respectively. As of June 30, 2025 and June 30, 2024, the balance owed on the note was $0 and $105,000. Accrued interest on the note was $0 and $260 as of June 30, 2025 and June 30, 2024, respectively.

On October 1, 2024, the Company entered into a promissory note agreement with a significant shareholder for a total principal of $50,000. The Company will pay 10.00% per annum, until the total principal is paid in full. The note has a maturity date of November 1, 2024 and a default interest rate of 18%. During the year ended June 30, 2025, the Company repaid a total of $50,000 on the promissory note agreement and $573 of accrued interest. As of June 30, 2025, the balance owed on the note was $0.

NOTE 7. STOCKHOLDERS’ EQUITY

On September 8, 2023, the stockholders of GenFlat Holdings, Inc. (f/k/a Healthcare Business Resources Inc.) approved an amendment (the “Amendment”) to GenFlat Holdings, Inc.’s Certificate of Incorporation to increase the total number of shares of common stock that it shall have authority to issue from 2,000,000 shares to 2,500,000,000 shares. The Amendment was filed with the Secretary of the State of Delaware and became effective on October 16, 2023.

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

During the year ended June 30, 2025, the Company sold a total of 183,711 shares of common stock in exchange for gross cash proceeds of $1,102,264. Of these shares, 43,667 shares, sold for $262,000, were not issued as of June 30, 2025, and are recorded as subscription payable on the consolidated balance sheet as of June 30, 2025. The Company also issued 33,333 shares related to a subscription during the year ended June 30, 2024. In aggregate the Company issued a total of 173,377 shares of common stock during the year ended June 30, 2025.

During the year ended June 30, 2024, prior to closing of the Share Exchange, GenFlat sold a total of 564,628 shares of its common stock in exchange for net cash proceeds of $2,289,300. Of these shares, 33,333 were issued during the year ended June 30, 2025. GenFlat also returned $50,000 in cash to an investor who subscribed to shares during the year ended June 30, 2023.

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

The Share Exchange was accounted for as a reverse acquisition under ASC 805 due to the change in voting control of the legal acquirer. GenFlat was determined to be the accounting acquirer. As a result of the transaction, the Company has presented the historical operations of GenFlat prior to the merger in its consolidated financial statements. The balance sheet of Healthcare Business Resources Inc. at the date of the Share Exchange Agreement consisted of the following:

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

The following table summarizes the stock option activity for the year ended June 30, 2025:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at June 30, 2024	–	$–
Granted	700,000	6.00
Exercised	–	–
Cancelled and expired	–	–
Forfeited and expired	–	–
Outstanding at June 30, 2025	700,000	$6.00

As of June 30, 2025, there were 350,000 stock options exercisable.

The estimated fair value of the options issued in connection with the advisory agreements discussion in Note 10 was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.67-4.45%; 3) volatility of 119-122%; 4) a common stock price of $6.00, and 5) an expected term of 6.25 years using the simplified method of calculating expected term. The estimated fair value of the options was $3,195,169. During the year ended June 30, 2025, the Company recognized expense of $2,385,312 for these awards and expects to recognize an additional $809,857 through the end of the vesting period.

NOTE 8. RELATED PARTY TRANSACTIONS

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of June 30, 2025, and June 30, 2024, the Company owed $0 and $8,731, respectively, in advances to the Company’s CEO. These advances were repaid in full by the Company in August 2024. The Company’s President is a family member of the CEO and receives an annual salary of $175,000.

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

The Company maintains an operating lease for its office space. The lease has a remaining term of 18 months. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. See Note 5.

No member of management has benefited from the transactions with related parties.

During the year ended June 30, 2024, the Company entered into three promissory note agreements with a related party for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the years ended June 30, 2025 and June 30, 2024, the Company repaid $105,000 and $100,000, respectively. As of June 30, 2025 and June 30, 2024, the balance owed on the note was $0 and $105,000. Accrued interest on the note was $0 and $260 as of June 30, 2025 and June 30, 2024, respectively.

On October 1, 2024, the Company entered into a promissory note agreement with a significant shareholder for a total principal of $50,000. The Company will pay 10.00% per annum, until the total principal is paid in full. The note has a maturity date of November 1, 2024 and a default interest rate of 18%. During the year ended June 30, 2025, the Company repaid a total of $50,000 on the promissory note agreement and $573 of accrued interest. As of June 30, 2025, the balance owed on the note was $0.

NOTE 9. INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

The effective income tax rate for the years ended June 30, 2025 and 2024 consisted of the following:

	June 30,	June 30,
	2025	2024
Federal statutory income tax rate	21%	21%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	–	–

Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2025 and 2024 is as follows:

	June 30,
	2025	2024
Expected federal income tax benefit at statutory rate before valuation allowance	$980,287	$255,020
Less: Valuation allowance	(980,287)	(255,020)
Income tax benefit	$–	$–

The Company has current net operating loss carryforwards of approximately $7,818,000 as of June 30, 2025, to offset future taxable income, which expires beginning 2031.

The components of the Company’s deferred tax asset are as follows:

	June 30,
	2025	2024
Deferred tax assets:
Net deferred tax assets before valuation allowance	$1,641,861	$661,574
Less: Valuation allowance	(1,641,861)	(661,574)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2025 and 2024, respectively.

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

Commitments

On July 1, 2024 and August 21, 2024, the Company entered an aggregate of seven separate Advisory Committee Member Agreements and agreed to the following compensation in each agreement.

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

During the year ended June 30, 2025, the Company recognized expense of $2,385,312 for these awards and expects to recognize an additional $809,857 through the end of the vesting period.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events through September 18 2025, the date these financial statements were available for issuance, and determined there were no events requiring disclosures, except as disclosed below:

On July 22, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $100,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on April 18, 2026 and has no default interest rate.

In September 2025, the Company issued 16,667 shares pursuant to the conversion of $99,996 in notes payable as discussed in Note 6 and issued 43,667 shares subscribed to during the year ended June 30, 2025.

On September 2, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $75,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 2, 2027 and has no default interest rate.

On September 15, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $35,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer/principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework- 2013. Based on its evaluation, our management concluded that the following are material weaknesses in our internal control over financial reporting:

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

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, management is working towards remediation of these weaknesses, including addition of accounting personnel and to evaluate and implement written procedures that will strengthen our internal controls. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, there is no assurance that we will demonstrate sufficient improvement that the material weakness will be remediated. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures

Attestation Report of the Registered Public Accounting Firm

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

Item 9B. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officer and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Title	Held Position Since
Drew D. Hall	76	Chief Executive Officer/Chief Financial Officer, Director	December 20, 2023
Garrett R. Hall	46	President	November 27, 2024
Joseph J. Maggio	67	Chief Operations Officer	November 27, 2024

The following information sets forth the backgrounds and business experience of the director and executive officers of the Company.

Drew D. Hall. Mr. Hall has been serving as GenFlat Holdings, Inc.’s Chief Executive Officer/Chief Financial Officer, and sole Director since December 20, 2023. Additionally, Mr. Hall is GenFlat, Inc.’s (and/or its subsidiaries) co-founder and has been serving as its Chief Executive Officer/Chief Financial Officer since January 2018 to present where he has managed operations and finances. Since 2019, Mr. Hall has served as Managing Member of Collapsible Revolution, LLC, a wholly owned subsidiary of GenFlat, Inc. Since 1994 to present, Mr Hall has served as Managing Partner of Tooele Associates, LP, responsible for all real estate development for that entity since 1994.  Tooele Associates, LP owns property in Tooele City, UT. Mr. Hall is Managing Member of Bakken Development, LLC, Beach Railport, LLC and Beach Inn, LLC, land holding companies since 2012. He oversees all leasing and financing for those entities. Mr. Hall is Managing Member of Jack’s Market, LLC, leasing commercial real estate since 1997 in charge of all leasing and financing of Jack’s Market, LLC. Mr. Hall has been retained by the Utah Department of Transportation and The Salt Airport Authority as a land development expert in land condemnation litigation since 2022. Since 1999, Mr. Hall, as Managing Member of Overlake Golf, LLC, has been responsible for all aspects of supervising the operation of the Links at Overlake Golf Course located in Tooele, UT.  Mr. Hall received his B.S. degree in Accounting from Brigham Young University in 1975.  Mr. Hall was a practicing CPA from 1976 thru 1994 and is a life time member of the American Society of Certified Accountants. Mr. Hall has served on the University of Utah Crimson Club Board of Directors since 2012 and served as its President from July 2019 thru June 2023. Mr. Halls qualifications to serve on our Board include his years practicing as a CPA, his knowledge managing various businesses and his leadership of our Company.

Garrett Hall. Mr. Hall had been serving as GenFlat, Inc.’s President since November 27, 2024. Previously, Mr. Hall had been serving as GenFlat, Inc.’s Chief Operations Officer since December 20, 2023. Additionally, Mr. Hall has been serving as GenFlat, Inc.’s (and/or its subsidiaries) Chief Operations Officer since December 2021 to present where he has provided strategic and advisory expertise to GenFlat in the form of developing and implementing its go-to-market strategy, supporting its sales team, and establishing channel partnerships. From April 2019 to 2023, Mr. Hall served as Co-Founder/Chief Operations Officer at CSQ Index, a market research publication firm serving cannabis and hemp supply chain vendors where he managed operations, conducted customer satisfaction research on supply chain vendors, consulted on customer experience and retention matters, managed research, methodology, vendor relations, government relations, and grower outreach, managed consulting services to ensure vendors received proper feedback on how to improve their products and services, and lead the sales team and tracked all sales goals and opportunities. Mr. Hall received his B.A. in English from Brigham Young University in 2006 and his Juris Doctor Degree Case Western Reserve University School of Law in 2009.

Joseph J. Maggio. Mr. Maggio has been serving as GenFlat Holdings, Inc.’s Chief Operations Officer since November 27, 2024. Previously, Mr. Maggio had been serving as GenFlat Holdings, Inc.’s President since December 20, 2023. Additionally, Mr. Maggio has been President of GenFlat, Inc. since 2022. From 2021 to present, Mr. Maggio has been serving as National Sales Manager with Lanter Delivery Systems, a national overnight, unattended delivery solution company where he is responsible for business development and logistics operations, including ocean freight, trucking, warehousing, drayage, container yard operations, documentation, contracting and administration services. From 2018 to 2021, Mr. Maggio served as Director of Sales with NFI, a leading provider of North American supply chain solutions, where he was responsible for growing NFI’s book of business in both contract logistics and supply chain services (warehousing, truck and rail services). Mr. Maggio received his Bachelor of Science degree (Business Administration) from California State University Long Beach in 1979.

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

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Company’s entire board of directors has served, and currently serves, in that capacity. This is due to our development stage and small executive management team. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have nominal revenues and our Company does not carry a sufficient amount of directors and officer’s insurance, which makes it difficult for us to find candidates willing to serve on our board of directors, especially independent directors to sit on an audit committee. If we are able to generate sufficient revenues in the future, or raise a sufficient amount of capital to expand our operations, then we will likely obtain a sufficient amount of directors and officer’s insurance, retain independent directors and form a separately designated standing audit committee and other applicable committees. Drew D. Hall, our sole director is not “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules for Audit Committee purposes.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executive Officers for the fiscal years ended June 30, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Drew D. Hall	2025	$180,000	–	–	–	–	180,000
CEO/CFO, Director	2024	$180,000	–	–	–	–	180,000

Garrett R. Hall(1)	2025	$162,500	–	–	–	–	162,500
President	2024	$150,000	–	–	–	–	150,000

1.	On November 27, 2024, Garrett Hall resigned as the Company’s and GenFlat, Inc.’s Chief Operating Officer and he was appointed as the Company’s and GenFlat, Inc.’s President.

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

Garret Hall Employment Agreement

On December 20, 2023, GenFlat entered into a written employment agreement with Mr. Hall as Chief Operating Officer providing for an annual salary of $150,000 per year, which is paid in regular installments in accordance with GenFlat’s general payroll practices. On November 27, 2024, Mr. Hall’s employment agreement was amended solely to reflect his new position as President. Effective January 1, 2025, Mr. Hall’s employment agreement was modified to provide for an annual salary of $175,000 per year, which is paid in regular installments in accordance with GenFlat’s general payroll practices. The Board may suspend the obligation to pay Mr. Hall for periods of time in order to meet other cash flow demands. Mr. Hall is also eligible to participate in GenFlat’s standard employee benefit programs, when available, for which executives of GenFlat are generally eligible, including, insurance and health benefits, GenFlat’s 401(k) plan, equity compensation plan and bonuses under any bonus plan program that may be established by our Board of Directors.

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

2020 Restated Equity Incentive Plan

We adopted our 2020 Equity Incentive Plan in May 2020, which was subsequently amended and then restated as of September 2024. Under the Restated 2020 Equity Plan, our Company may grant awards to our employees, consultants and directors and such other individuals who are reasonably expected to become employees, consultants and directors. Awards that may be granted under the 2020 Equity Plan include: incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards, and other equity-based awards. We have reserved 1,500,000 shares of common stock available for the grant of awards under the 2020 Plan. As of June 30, 2025, 700,000 shares of common stock are issuable upon the exercise of outstanding common stock options at a weighted exercise price of $6.00 per share.

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

Recovery of Erroneously Awarded Compensation

None

Equity Grant Timing

The Board does not grant equity awards to executives or directors pursuant to any predetermined schedule. The Board considers and approves interim or mid-year grants, from time to time based on business needs. The Board may take material nonpublic information into account when determining the timing and terms of equity awards. The Board does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 17, 2025, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of (i) each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock; and (ii) each of our officers and directors, and officers and directors as a group:

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)(2)	Number	Percent (3)(4)
5% Stockholders
Roy Hearrean	1,048,037	9.72%
Elda Hearrean	1,048,037	9.72%
Contained Resources, LLC(5)	2,115,942	19.62%
Charles G. Peterson Living Trust Dated May 25, 2010(6)	993,400	9.21%
Meraki Partners LLC (7)	1,011,300	9.38%

Directors and Executive Officers
Drew D. Hall, Chief Executive Officer/Chief Financial Officer, Director(8)	2,225,216	20.64%
Joseph J. Maggio, President	596,040	5.563%
Garrett R. Hall, Chief Operations Officer	–
All executive officers and directors as a group (3 persons)	2,821,255	26.17%

(1)	Calculated based upon the outstanding shares of the Company as of September 17, 2025. Such holders have the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person’s right to obtain additional shares of common stock within 60 days of as of the Closing Date.
(2)	In care of the Company at 1983 N. Berra Blvd., Tooele, Utah 84074.
(3)	Based on 10,781,902 shares of common stock outstanding.
(4)	If a person listed on this table has the right to obtain additional shares of common stock within 60 days from as of the Closing Date, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(5)	Alex Bellehumeur and Linda Bellehumeur are Managing Members of Contained Resources, LLC and each has voting and investment power over these securities.
(6)	Charles G Peterson is the Trustee of the Charles G. Peterson Living Trust Dated May 25, 2010 and has sole voting and investment power over these securities.
(7)	Joel Arberman is the Managing Member of Meraki Partners, LLC and has sole voting and investment power over these securities.
(8)	Includes 99,340 shares of common stock owned by Drew Hall and Theresa Hall and 2,125,876 shares of common stock owned by FEU Collapse, LLC. Drew Hall is the Managing Member of FEU Collapse, LLC and has sole voting and investment power over these securities.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control.

Securities Authorized For Issuance Under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

•	On September 15, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $35,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate.

•	On September 2, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $75,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 2, 2027 and has no default interest rate.

•

As of June 30, 2025, and June 30, 2024, GenFlat owed $0 and $8,731, respectively, in advances to Drew Hall, Chief Executive Officer of the Company. These advances were repaid by the Company in full in August 2024.

•

During the year ended June 30, 2024, the Company entered into three promissory note agreements with Drew Hall, Chief Executive Officer of the Company, for a total principal of $205,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and no default interest rate. During the years ended June 30, 2025 and June 30, 2024, the Company repaid $105,000 and $100,000, respectively. As of June 30, 2025 and June 30, 2024, the balance owed on the note was $0 and $105,000. Accrued interest on the note was $0 and $260 as of June 30, 2025 and June 30, 2024, respectively.

•

The Company maintains an operating lease for its office space with an entity related to Drew Hall, Chief Executive Officer of the Company. The lease has a remaining term of 18 months. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. See Note 5.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of our Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has affirmatively determined that Drew D. Hall, our sole director, is not an independent director that is independent of management or free of any relationship that would interfere with his independent judgment as a member of our board of directors.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2025 and June 30, 2024 by the Company’s independent registered public accounting firms.

	2025	2024
Audit Fees	$48,000	$42,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$48,000	$42,000

Audit Fees are the aggregate fees billed during the years ended June 30, 2025 and June 30, 2024 for professional services rendered by the Company’s independent registered public accounting firms for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended June 30, 2025 and June 30, 2024 for assurance and related services rendered by the Company’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the aggregate fees billed during the years ended June 30, 2025 and June 30, 2024 for tax compliance services rendered by the Company’s independent registered public accounting firm.

All Other Fees are the aggregate fees billed during the years ended June 30, 2025 and June 30, 2024 for products and services provided by the Company’s independent registered public accounting firm, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by the Company’s independent registered public accounting firms that are described above were pre-approved by the Company’s Audit Committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on the Company’s independent registered public accounting firms’ engagement to audit the Company’s financial statements for the years ended June 30, 2025 and June 30, 2024, were attributed to work performed by persons other than the Company’s independent registered public accounting firm’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Form 10-K:

1.	Financial Statements. Reference is made to the Index to Financial Statements under Item 8. Financial Statements and Supplementary Data in Part II hereof.

2.	Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

(b)	The following exhibits are filed as part of this report.

Exhibit Index

SEC Reference Number	Title of Document	Location

2.1	Share Exchange Agreement dated October 18, 2023	Incorporated by reference to Company’s Form 8-K filed on 10/23/2023

3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020

3.2	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference to Company’s Form 8-K filed on 10/17/2023

3.3	Second Certificate of Amendment to Certificate of Incorporation	Incorporated by reference to Company’s Form 10-Q filed on 05/15/2024

3.4	Bylaws	Incorporated by reference to Company’s Form S-1/A Registration Statement filed on 09/09/2020

4.1	Description of Registrant’s Securities	Incorporated by reference to Company’s Form 10-K filed on 10/01/24

10.1†	Restated 2020 Equity Incentive Plan	Incorporated by reference to Company’s Form 10-K filed on 10/01/24

10.2†	Employment Agreement - Drew D. Hall dated 12/20/2023	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.3†	Employment Agreement - Garrett R. Hall dated 12/20/2023	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.4†	Employment Agreement Amendment - Garrett R. Hall dated 11/27/2024	Incorporated by reference to Company’s Form 8-K filed on 11/29/2024

10.5†	Employment Agreement - Joseph J. Maggio dated 12/20/2023	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.6†	Employment Agreement Amendment - Joseph J. Maggio dated 11/27/2024	Incorporated by reference to Company’s Form 8-K filed on 11/29/2024

10.7	Collapsable Container and Actuator Agreement with China International Marine Containers dated 7/6/2018 (included in Exhibit 10.6)	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.8	Assignment of Collapsable Container and Actuator Agreement to Collapsible Revolution, LLC . dated 5/31/2021	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.9†	Consulting Agreement - Meraki Partners LLC dated 5/20/2022, as amended on 10/31/2022 (included in Exhibit 10.1)	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023

10.10†	Consulting Agreement - Alex Bellehumeur dated 01/05/2024	Incorporated by reference to Company’s Form 8-K filed on 01/19/2024

10.11	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Company’s Form 10-K filed on 10/01/24

10.12	Form of Advisory Board Agreement	Incorporated by reference to Company’s Form 10-K filed on 10/01/24

10.13	Promissory Note - $99,996 – Dated July 30, 2024	Incorporated by reference to Company’s Form 10-Q filed on 11/15/2024

10.14	Promissory Note - $10,000 – Dated July 2, 2024	Incorporated by reference to Company’s Form 10-Q filed on 11/15/2024

10.15	Promissory Note - $50,000 – Dated October 1, 2024	Filed herewith

10.16	Promissory Note - $100,000 – Dated June 13, 2025	Filed herewith

10.17	Promissory note - $100,000 – Dated July 22, 2025	Filed herewith

10.18	Promissory note - $75,000 – Dated September 2, 2025	Filed herewith

10.19	Promissory note - $35,000 – Dated September 15, 2025	Filed herewith

10.20	Office Lease Agreement dated January 30, 2025	Filed herewith

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Company’s Form 10-K filed on 10/01/24

21.1	Subsidiaries of the Registrant	Incorporated by reference to Company’s Form 10-K filed on 10/01/24

23.1	Consent of Independent Registered Public Accounting Firm – M&K CPAS, PLLC	Filed Herewith

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed Herewith

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Furnished

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Furnished

101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

104	Cover Page Interactive Data File

† Management contract or compensatory plan arrangement

(c)	None.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GenFlat Holdings, Inc., Registrant

Date: September 19, 2025	By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title

Date: September 19, 2025	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Director

