Form 10-Q
period 2025-12-31
GenFlat Holdings, Inc.
filed 2026-02-13
CIK 1796949

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,115,233 shares of common stock as of February 13, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GenFlat Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2025	June 30, 2025
Assets

Current Assets:
Cash	$17,399	$49,830
Accounts receivable	–	–
Prepaid expenses	59,586	20,514
Total current assets	76,985	70,344

Property and equipment, net	–	403
Right of use asset, operating lease	16,076	22,989
Intangible assets, net	32,312	48,580
Rental inventory, net	566,027	543,737
Other assets	9,431	–
Total Assets	$700,831	$686,053

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$241,594	$113,026
Note payable – related party, current	175,000	–
Notes payable – current	157,974	57,974
Related party advances	4,000	–
Right of use liability, operating lease, current	16,076	22,989
Total current liabilities	594,644	193,989

Notes payable – related party, non-current	252,500	–
Notes payable – non current	–	199,996
Total Liabilities	847,144	393,985

Commitments and contingencies	–	–

Stockholders' Equity (Deficit):
Common stock, $0.001 par value 25,000,000 shares authorized, 10,781,901 and 10,721,568 shares issued and outstanding, respectively	10,782	10,721
Additional paid-in capital	8,603,066	7,841,135
Subscription payable	–	262,000
Accumulated deficit	(8,746,989)	(7,818,388)
Total Stockholders' equity attributable to GenFlat Holdings, Inc.	(133,141)	295,468
Noncontrolling interest	(13,172)	(3,400)
Total stockholders’ equity (deficit)	(146,313)	292,068
Total Liabilities and Stockholders' Equity (Deficit)	$700,831	$686,053

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	2025	2024	2025	2024

Revenue	$–	$–	$6,120	$7,894
Cost of revenue	21,846	52,717	42,916	105,911
Gross profit	(21,846)	(52,717)	(36,796)	(98,017)

Operating expenses:
Research and development expenses	–	52,000	–	88,000
General and administrative expenses	402,950	739,674	888,414	2,425,421
Total operating expenses	402,950	791,674	888,414	2,513,421

Loss from Operations	(424,796)	(844,391)	(925,210)	(2,611,438)

Other income (expense):
Interest expense	(9,984)	(1,816)	(17,474)	(3,173)
Gain on settlement of liabilities	–	–	4,311	–
Other income	–	–	–	2
Total other income (expense)	(9,984)	(1,816)	(13,163)	(3,171)

Net loss	(434,780)	(846,207)	(938,373)	(2,614,609)
Noncontrolling interest	(4,580)	(5,290)	(9,772)	(9,751)
Net loss attributable to GenFlat Holdings, Inc.	$(430,200)	$(840,917)	$(928,601)	$(2,604,858)

Loss per share – basic and diluted attributable to GenFlat Holdings, Inc	$(0.04)	$(0.08)	$(0.09)	$(0.25)
Loss per share - basic and diluted attributable to noncontrolling interest.	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,777,419	10,604,524	10,754,765	10,593,725

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

For the Periods Ended December 31, 2025 and 2024

(Unaudited)

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2024	10,548,191	$10,548	$4,615,732	$–	$(3,150,354)	$1,475,926	$42,112	$1,518,038
Common stock sold for cash	56,333	56	137,944	–	–	138,000	–	138,000
Stock-based compensation	–	–	1,485,719	–	–	1,485,719	–	1,485,719
Net loss	–	–	–	–	(1,763,941)	(1,763,941)	(4,461)	(1,768,402)
Balance, September 30, 2024	10,604,524	10,604	6,239,395	–	(4,914,295)	1,335,704	37,651	1,373,355
Common stock sold for cash	–	–	–	834,264	–	834,264	–	834,264
Stock-based compensation	–	–	483,823	–	–	483,823	–	483,823
Net loss	–	–	–	–	(840,917)	(840,917)	(5,290)	(846,207)
Balance, December 31, 2024	10,604,524	$10,604	$6,723,218	$834,264	$(5,755,212)	$1,812,874	$32,361	$1,845,235

Balance, June 30, 2025	10,721,568	$10,721	$7,841,135	$262,000	$(7,818,388)	$295,468	$(3,400)	$292,068
Common stock sold for cash	20,000	20	119,980	(120,000)	–	–	–	–
Common stock issued for settlement of liabilities	16,666	17	99,979	–	–	99,996	–	99,996
Stock-based compensation	–	–	199,698	–	–	199,698	–	199,698
Net Loss	–	–	–	–	(498,401)	(498,401)	(5,192)	(503,593)
Balance, September 30, 2025	10,758,234	10,758	8,260,792	142,000	(8,316,789)	96,761	(8,592)	88,169
Common stock sold for cash	23,667	24	141,976	(142,000)	–	–	–	–
Exercise of common stock options	–	–	600	–	–	600	–	600
Stock-based compensation	–	–	199,698	–	–	199,698	–	199,698
Net Loss	–	–	–	–	(430,200)	(430,200)	(4,580)	(434,780)
Balance, December 31, 2025	10,781,901	$10,782	$8,603,066	$–	$(8,746,989)	$(133,141)	$(13,172)	$(146,313)

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2025 and 2024

(Unaudited)

	December 31, 2025	December 31, 2024

Cash Flows from Operating Activities:
Net loss	$(938,373)	$(2,614,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,671	16,671
Stock-based compensation expense	399,396	1,969,542
Rental inventory – depreciation expense	40,550	85,442
Gain on settlement of liabilities	(4,311)	–
Changes in operating assets and liabilities:
Accounts receivable	–	5,235
Prepaid expenses	(39,072)	(20,000)
Right of use asset	6,913	6,937
Rental inventory	(62,840)	(112,695)
Other assets	(9,431)	–
Accounts payable and accrued liabilities	132,879	13,881
Right of use liabilities	(6,913)	(6,937)
Net cash used in operating activities	(464,531)	(656,533)

Cash Flows from Investing Activities:
Purchases of property and equipment	–	–
Net cash used in investing activities	–	–

Cash Flows from Financing Activities:
Repayment of related party advances	–	(8,731)
Repayment of notes payable – related party	–	(199,750)
Proceeds from advances – related party	4,000	–
Proceeds from notes payable	–	99,996
Proceeds from exercise of common stock options	600	–
Proceeds from notes payable – related party	427,500	94,750
Proceeds from sale of common stock	–	972,264
Net cash provided by financing activities	432,100	958,529

Net change in cash	(32,431)	301,996

Cash, at beginning of period	49,830	38,971

Cash, at end of period	$17,399	$340,967

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Noncash Financing activities
Common stock issued for settlement of liabilities	$99,996	$–

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Notes to Consolidated Financial Statements

For the period ended December 31, 2025

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

Liquidity and Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2025 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. In February 2026, the Company also raised gross proceeds of approximately $6,461,000 after deducting discounts and commissions through the sale of 2,333,333 shares of common stock to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of September 30, 2025, and for the three and six months ended December 31, 2025 and 2024. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of June 30, 2025.

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

Accounts Receivable and the Allowances for Credit losses

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. As of December 31, 2025 and June 30, 2025, the Company had an allowance of $0 and $13,127, respectively. During the three and six months ended December 31, 2025 and 2024, the Company recognized bad debt expense of $6,120 and $0, respectively.

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions. During the three and six months ended December 31, 2025 and 2024, the Company recognized no impairment losses.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of December 31, 2025, or June 30, 2025.

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

The following table represents the balances of intangible assets as of December 31, 2025 and June 30, 2025:

	Estimated life	December 31, 2025	June 30, 2025

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(153,988)	(137,720)
Net Intangible		$32,312	$48,580

During the three months ended December 31, 2025 and 2024, the Company recognized amortization expense of $8,134, on the intangible assets. During the six months ended December 31, 2025 and 2024, the Company recognized amortization expense of $16,268, on the intangible assets.

NOTE 4. RENTAL INVENTORY, NET

During the years ended June 30, 2025 and 2024, the Company developed and built its collapsible containers and actuators used to collapse the marine containers. The containers purchased are recognized as rental inventory and are depreciated over their estimated useful lives.

As of December 31, 2025 and June 30, 2025, rental inventory consists of the following:

	Estimated life	December 31, 2025	June 30, 2025

Collapsible Containers	10 years	$522,837	$460,000
Actuators	10 years	237,676	237,676
Genny’s	10 years	50,484	50,484
		810,997	748,160
Accumulated Depreciation		(244,970)	(204,423)
Rental Inventory, net		$566,027	$543,737

Depreciation on rental inventory of $21,846 and $45,692, and $40,550 and $85,442 was recognized during the three and six months ended December 31, 2025 and 2024, respectively and is included in costs of goods sold on the accompanying consolidated statements of operations.

NOTE 5. LEASES

The Company maintains an operating lease for its office space. The lease has a remaining term of 25 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. On January 30, 2026, the Company extended the lease to expire on January 31, 2028. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The amount of right-of-use assets and lease liabilities were $16,076 as of December 31, 2025. The amount of right-of-use assets and lease liabilities were $22,989 as of June 30, 2025. Aggregate lease expense for the three and six months ended December 31, 2025, and 2024 was 3,960 and $3,600, and 7,920 and $7,200, respectively.

		Remaining
	Operating	Term in
	Lease	Years
2026	$15,840
2027	1,320
Total lease payments	17,160
Less: imputed interest	(1,084)
Present value of lease liability	$16,076	1.08

NOTE 6. DEBT

Note Payable

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid a total of $74,500, $67,026 and $7,474 of principal and accrued interest. As of December 31, 2025, and June 30, 2025, the balance owed on the note was $57,974. Accrued interest on the note was $4,140 and $1,815 as of December 31, 2025, and June 30, 2025, respectively.

On July 30, 2024, the Company entered into a promissory note agreement for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. In December 2024, the noteholder elected to receive shares in settlement of the principal balance. In September 2025, the Company issued 16,667 shares pursuant to the conversion of $99,996 in notes payable and $4,311 of accrued interest. As of December 31, 2025 and June 30, 2025, the balance owed on the note was $0 and $99,996, respectively. Accrued interest on the note was $0 and $2,294 as of December 31, 2025 and June 30, 2025, respectively.

On June 13, 2025, the Company entered into a promissory note agreement for a total principal of $100,000. The Company will pay 8.0% per annum, until the total principal is paid in full. The note matured on January 2, 2026 and has no default interest rate. As of December 31, 2025 and June 30, 2025, the balance owed on the note was $100,000. Accrued interest on the note was $4,405 and $373 as of December 31, 2025 and June 30, 2025 respectively.

Note Payable – related party

On July 22, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $100,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on April 18, 2026 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $3,995 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $100,000.

On September 2, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $75,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 2, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest, including imputed interest, on the note was $1,973 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $75,000.

On September 15, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $35,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest, including imputed interest, on the note was $821 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $35,000.

On October 7, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $50,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $745 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $50,000.

On October 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $40,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $596 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $40,000.

On November 3, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $20,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $254 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $20,000.

On November 25, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $75,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on August 22, 2026 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $1,973 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $75,000.

On December 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $32,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $50 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $32,500.

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

During the period ended December 31, 2025, the Company issued 100 shares of common stock pursuant to a stock option exercise for $600 in cash proceeds.

During the period ended December 31, 2025, the Company issued 23,667 shares of common stock related to subscriptions for cash received in previous periods.

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

The following table summarizes the stock option activity for the period ended December 31, 2025:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at June 30, 2025	700,000	$6.00
Granted	–	–
Exercised	(100)	6.00
Cancelled and expired	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2025	699,900	$6.00

As of December 31, 2025, there were 350,000 stock options exercisable. During the three months ended December 31, 2025, a holder exercise 100 shares of common stock for $600. These shares have not yet been issued.

The estimated fair value of the options issued in connection with the advisory agreements discussion in Note 9 was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.67-4.45%; 3) volatility of 119-122%; 4) a common stock price of $6.00, and 5) an expected term of 6.25 years using the simplified method of calculating expected term. The estimated fair value of the options was $3,195,169. During the three and six months ended December 31, 2025 and 2024, the Company recognized expense of $199,698 and $483,823, and $1,969,542 and $399,396, respectively for these awards and expects to recognize an additional $410,460 through the end of the vesting period.

NOTE 8. RELATED PARTY TRANSACTIONS

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of December 31, 2025, and June 30, 2025, the Company owed $4,000 and $0, respectively, in advances to the Company’s CEO. These advances were repaid in full by the Company in August 2024. The Company’s President is a family member of the CEO and receives an annual salary of $175,000.

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

The Company maintains an operating lease for its office space. The lease has a remaining term of 12 months. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. On January 30, 2026, the Company extended the lease to expire on January 31, 2028. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. See Note 5.

No member of management has benefited from the transactions with related parties.

On July 22, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $100,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on April 18, 2026 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $3,995 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $100,000.

On September 2, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $75,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 2, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest, including imputed interest, on the note was $666 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $75,000.

On September 15, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $35,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest, including imputed interest, on the note was $821 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $35,000.

On October 7, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $50,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $745 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $50,000.

On October 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $40,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $596 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $40,000.

On November 3, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $20,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $254 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $20,000.

On November 25, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $75,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on August 22, 2026 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $1,973 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $75,000

.

On December 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $32,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the period ended December 31, 2025, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $50 as of December 31, 2025. As of December 31, 2025, the balance owed on the note was $32,500.

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

On September 24, 2025, the Company entered into a written employment agreement with Mr. Drew Hall as Chief Executive Officer. The employee agreement provides that Mr. Hall’s base salary is $180,000 per year. Upon completion of the Company’s anticipated public offering of securities that closed on February 4, 2026 (the “Public Offering”), Mr. Hall’s base salary increased to $275,000 per year and he will be eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Hall shall be entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future, may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Hall leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Hall will be entitled to receive a severance payment equal to twelve (12) months of his base compensation as provided for in his employment agreement. Mr. Hall also serves as a member of the Company’s Board of Directors (the “Board” or “Board of Directors”) with no additional compensation.

On September 24, 2025, the Company entered into a written employment agreement with Mr. Garrett Hall as its President., which was amended on December 30, 2025. The employee agreement provides that Mr. Hall’s base salary is $150,000 per year. Upon completion of the Public Offering, Mr. Hall’s base salary will increase to $275,000 per year and he will be eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Hall will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Upon completion of the Public Offering, Mr. Hall will be granted an equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Hall is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Hall leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Hall will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement.

On September 24, 2025, the Board appointed Matthew J. Albanese, age 73, as Chief Commercial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Albanese entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provides that Mr. Albanese’s base salary will be $275,000 per year and he will be eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Albanese will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Mr. Albanese will granted a sign-on equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Albanese will be entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Albanese leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Albanese will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement.

On September 24, 2025, the Board appointed William R. Benz, age 74, as Chief Financial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Benz entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provides that Mr. Benz’s base salary will be $175,000 per year and he will be eligible for an annual cash bonus of up to $87,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Benz will be granted a sign-on equity award in the form of 100,000 stock options that will vest as follows: 50,000 options vest on the option grant date, with the remaining options vesting annually in 25,000 increments on each anniversary of the option grant date. Mr. Benz will be entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Benz leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Benz will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement.

The Public Offering completed on February 2, 2026, See Note 10.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events through February 13, 2026, the date these financial statements were available for issuance, and determined there were no events requiring disclosures, except as disclosed below:

On February 2, 2026, the Company received approval to list its common stock on the OTCQB Exchange ("OTCQB"). Trading on OTCQB began on February 3, 2026.

On February 4, 2026, the Company closed its Public Offering. The Company issued 2,333,333 shares of common stock at a price of $3 per share. The Company received net proceeds of approximately $6,586,000 after deducting underwriting discounts and commissions.

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

Examples of forward-looking statements include:

•	the timing of the development of our products;
•	projections of costs, revenue, earnings, capital structure and other financial items;
•	statements of our plans and objectives;
•	statements regarding the capabilities of our business operations;
•	statements regarding our sales pipeline, potential contract values and timing of future customer agreements;
•	statements of expected future economic performance;
•	statements regarding competition in our market; and
•	assumptions underlying statements regarding us or our business.

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

For the three months ended December 31, 2025, and 2024, we generated no revenue from our operations, and our net losses from operations were $424,796 and $844,391, respectively. For the six months ended December 31, 2025, and 2024, we generated revenue from our operations of $6,120 and $7,894, and our net losses from operations were $925,210 and $2,611,438, respectively.

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

Results of Operations

For the Three Months ended December 31, 2025, compared to the Three Months ended December 31, 2024

The following discussion compares operating data for the three months ended December 31, 2025, to the data for the three months ended December 31, 2024:

	Three Months Ended December 31,
	2025	2024	$ Change	% Change

Revenue	$–	$–	$–	–
Cost of Goods Sold	21,846	52,717	(30,871)	59%
Gross Profit	(21,846)	(52,717)	30,871	59%
Research and Development	–	52,000	(52,000)	100%
General and administrative	402,950	739,674	(336,724)	46%
Total operating expenses	402,950	791,674	(388,724)	49%
Loss from operations	$(424,796)	$(844,391)	$419,595	50%

Revenue

Revenue was $0 for the three months ended December 31, 2025 and 2024.

Cost of Goods Sold

Cost of goods sold was $21,846 for the three months ended December 31, 2025, as compared to $52,717 for 2024, a decrease of $30,871. The cost of goods sold for the three months ended December 31, 2025 primarily related to $21,846 of depreciation expense of rental inventory. The cost of goods sold for the three months ended December 31, 2024 related to $45,692 of depreciation expense of rental inventory and $7,025 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $0 for the three months ended December 31, 2025, as compared to $52,000 for 2024, a decrease of $52,000, which was the result of decreased engineering, consulting and research and development activity of the Company’s collapsible marine containers.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2025, were $402,950, compared to $739,674 for 2024, a decrease of $336,724, which was primarily related to a decrease in stock-based compensation expense of $284,125 associated with advisor agreements executed during the three months ended December 31, 2024.

For the Six Months ended December 31, 2025, compared to the Six Months ended December 31, 2024

The following discussion compares operating data for the six months ended December 31, 2025, to the data for the six months ended December 31, 2024:

	Six Months Ended December 31,
	2025	2024	$ Change	% Change

Revenue	$6,120	$7,894	$(1,774)	22%
Cost of Goods Sold	42,916	105,911	(62,995)	59%
Gross Profit	(36,796)	(98,017)	61,221	62%
Research and Development	–	88,000	(88,000)	100%
General and administrative	888,414	2,425,421	(1,537,007)	63%
Total operating expenses	888,414	2,513,421	(1,625,007)	65%
Loss from operations	$(925,210)	$(2,611,438)	$1,686,228	65%

Revenue

Revenue was $6,120 for the six months ended December 31, 2025, as compared to $7,894 for 2024, a decrease of $1,774.

Cost of Goods Sold

Cost of goods sold was $42,916 for the six months ended December 31, 2025, as compared to $105,911 for 2024, a decrease of $62,995. The cost of goods sold for the six months ended December 31, 2025 primarily related to $40,550 of depreciation expense of rental inventory, and $2,365 transportation expenses of the Company’s collapsible marine container. The cost of goods sold for the six months ended December 31, 2024 related to $85,442 of depreciation expense of rental inventory and $20,469 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $0 for the six months ended December 31, 2025, as compared to $88,000 for 2024, a decrease of $88,000, which was the result of decreased engineering, consulting and research and development activity of the Company’s collapsible marine containers.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2025, were $888,414, compared to $2,425,421 for 2024, a decrease of $1,537,007, which was primarily related to a decrease in stock-based compensation expense of $1,570,146 associated with advisor agreements executed during the six months ended December 31, 2024.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended December 31, 2025, and 2024:

	Six months ended December 31,
	2025	2024
Cash flows used in operating activities	$(464,531)	$(656,533)
Cash flows used in investing activities	–	–
Cash flows provided by financing activities	432,100	958,529

Net change in cash	$(32,431)	$301,996

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash depreciation and amortization expenses, and changes in the asset and liability accounts.

Net cash used in operating activities for the six months ended December 31, 2025, was $464,531 versus net cash used in operating activities of $656,533 for the six months ended December 31, 2024, a decrease of $192,002. The decrease in net cash used in operating activities was primarily due to decrease in net loss and stock-based compensation compared to the prior period.

We expect cash used in operating activities to fluctuate significantly in future periods because of a number of factors, some of which are outside of our control, including, among others: obtaining additional lease contracts and manufacturing containers, and the success we achieve in generating revenue.

Investing Activities

There was no cashflow from investing activities during the six months ended December 31, 2025 and December 31, 2024.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2025 was $432,100, a decrease of $526,429 from cash provided by financing activities in 2024 of $958,529. Net cash provided consisted of proceeds from notes payable were $0, advances from related party were $4,000, proceeds from exercise of common stock options were $600, and proceeds from related party notes were $427,500 during the six months ended December 31, 2025. During the six months ended December 31, 2025, the Company issued 16,667 shares pursuant to the conversion of $99,996 in notes payable and $4,311 of accrued interest.

Net cash provided by financing activities during the six months ended December 31, 2024 was $958,529. Net cash provided consisted of $94,750 of proceeds from loans from related party, $99,996 of proceeds from note payable from a related party, partially offset by repayments on related party notes payable, and repayment of advances from related party of $208,481.

Liquidity and Capital Resources

Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can lease additional GenFlat containers to new and existing customers, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing products, and the rate at which we hire employees to support operations. We expect that we will incur approximately $403,000 of expenditures per month over the next 12 months since closing of the Public Offering.

As of December 31, 2025, we had cash of $17,399, and working capital deficit of $517,659. We believe that our existing cash will not be sufficient to fund our present operations during the next 12 months and beyond. The Company’s audited annual consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2025 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales.

In February 2026, the Company also raised gross proceeds of approximately $6,461,000 after deducting underwriting discounts and commissions through the sale of 2,333,333 shares of common stock to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through the sale of additional equity other sources.

During the period ended September 30, 2025, the Company issued a total of 20,000 shares of its common stock for subscriptions paid for during the year ended June 30, 2025, and issued 16,667 shares pursuant to the conversion of $99,996 in notes payable and $4,311 of accrued interest. During the period ended September 30, 2024, the Company sold a total of 23,000 shares of common stock for total proceeds of $138,000.

During the period ended December 31, 2025, the Company issued a total of 23,667 shares of its common stock for subscriptions paid for during the year ended June 30, 2025. During the period ended December 31, 2024, GenFlat sold a total of 139,044 shares of its common stock in exchange for net cash proceeds of $834,264. These shares were issued subsequent to the period ended December 31, 2024.

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

Contractual Obligations

As of December 31, 2025, there were no material changes in our contractual obligations from those disclosed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 19, 2025, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions. We had an inventory impairment loss of $0 at December 31, 2025, and 2024, related to a decline in the expected net realizable value of the 40 foot containers.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $0 at December 31, 2025, and recognized bad debt expense of $6,120 during the three months ended December 31, 2025. We had an allowance of $13,127 at June 30, 2025, and recognized credit losses of $13,127 during the year ended June 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of  the end of the period covered by this report on Form 10-Q. Based on this evaluation, principal executive officer and principal financial officer concluded that as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of December 31, 2025 include the following:

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has sold the following securities without registering the securities under the Securities Act:

During the period ended December 31, 2025, the Company issued 23,667 shares of common stock related to subscriptions for cash received in previous periods.

All of the securities were offered and sold in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or (i) Rule 506 of Regulation D promulgated thereunder; or (ii) Regulation S promulgated thereunder. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Index

SEC Reference Number	Title of Document	Location

10.1+#	Amended and Restated Employment Agreement – Garrett R. Hall dated 12/30/2025	*

10.2+#	Amended and Restated Employment Agreement – Matthew J. Albanese dated 12/30/2025	*

10.3+#	Amended and Restated Employment Agreement – William R. Benz dated 12/30/2025	*

10.4+	Non-Employee Director Compensation Policy	***

10.5	Promissory Note - $100,000 – Dated June 13, 2025 - Infinity Five, LLC	**

10.6	Promissory Note Amendment – $100,000 – Dated January 2, 2026 - Infinity Five, LLC	****

10.7	Promissory note - $50,000 – Dated October 8, 2025 – Drew D. Hall	***

10.8	Promissory note - $40,000 – Dated October 24, 2025 – Drew D. Hall	****

10.9	Promissory note - $20,000 – Dated November 3, 2025 – Drew D. Hall	****

10.10	Promissory note - $75,000 – Dated November 25, 2025 – Charles G. Peterson	****

10.11.	Promissory note - $32,500 – Dated December 4, 2025 – Drew D. Hall	****

10.12	Office Lease Agreement and Extension - Dated January 30, 2026	Filed Herewith

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed Herewith

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Furnished

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Furnished

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

104	Cover Page Interactive Data File

*	Incorporated by reference to Company’s Form 8-K filed on December 30, 2025
**	Incorporated by reference to Company’s Form 10-K filed on September 19, 2025
***	Incorporated by reference to Company’s Form S-1 filed on November 21, 2025
****	Incorporated by reference to Company’s Form S-1 filed on January 7, 2026
+	Indicates a management contract or any compensatory plan, contract or arrangement
#	Certain provisions redacted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GenFlat Holdings, Inc., Registrant

Date: February 13, 2026	By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer

Date: February 13, 2026		/s/ William R. Benz
William R. Benz
Chief Financial Officer

