Form 10-Q
period 2026-03-31
GenFlat Holdings, Inc.
filed 2026-05-15
CIK 1796949

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,105,234 shares of common stock as of May 13, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GenFlat Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	June 30, 2025
Assets

Current Assets:
Cash	$3,986,371	$49,830
Accounts receivable	–	–
Prepaid expenses	1,232,800	20,514
Total current assets	5,219,171	70,344

Property and equipment, net	–	403
Right of use asset, operating lease	26,319	22,989
Intangible assets, net	24,178	48,580
Rental inventory, net	570,691	543,737
Other assets	17,795	–
Total Assets	$5,858,154	$686,053

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$111,240	$113,026
Notes payable – current	100,000	57,974
Related party advances	4,000	–
Right of use liability, operating lease, current	15,840	22,989
Total current liabilities	231,080	193,989

Right of use liability, operating lease, non-current	10,479	–
Note payable – related party, non-current	20,500	–
Notes payable – non-current	–	199,996
Total Liabilities	262,059	393,985

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.001 par value 25,000,000 shares authorized, 13,105,234 and 10,721,568 shares issued and outstanding, respectively	13,105	10,721
Additional paid-in capital	15,229,631	7,841,135
Subscription payable	–	262,000
Accumulated deficit	(9,626,268)	(7,818,388)
Total Stockholders' equity attributable to GenFlat Holdings, Inc.	5,616,468	295,468
Noncontrolling interest	(20,373)	(3,400)
Total stockholders’ equity	5,596,095	292,068
Total Liabilities and Stockholders' Equity	$5,858,154	$686,053

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	2026	2025	2026	2025

Revenue	$–	$–	$6,120	$7,894
Cost of revenue	32,922	60,111	75,838	166,022
Gross profit	(32,922)	(60,111)	(69,718)	(158,128)

Operating expenses:
Research and development expenses	11,016	40,564	11,016	128,564
General and administrative expenses	837,760	459,362	1,726,174	2,884,783
Total operating expenses	848,776	499,926	1,737,190	3,013,347

Loss from Operations	(881,698)	(560,037)	(1,806,908)	(3,171,475)

Other income (expense):
Interest expense	(2,474)	(973)	(19,948)	(4,146)
Gain/(Loss) on settlement of liabilities	(6,811)	–	(2,500)	–
Other income	4,503	184	4,503	186
Total other income (expense)	(4,782)	(789)	(17,945)	(3,960)

Net loss	(886,480)	(560,826)	(1,824,853)	(3,175,435)
Noncontrolling interest	(7,201)	(6,118)	(16,973)	(15,869)
Net loss attributable to GenFlat Holdings, Inc.	$(879,279)	$(554,708)	$(1,807,880)	$(3,159,566)

Loss per share – basic and diluted attributable to GenFlat Holdings, Inc	$(0.07)	$(0.05)	$(0.16)	$(0.30)
Loss per share - basic and diluted attributable to noncontrolling interest.	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	12,201,716	10,700,760	11,230,041	10,628,833

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

For the Periods Ended March 31, 2026 and 2025

(Unaudited)

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2024	10,548,191	$10,548	$4,615,732	$–	$(3,150,354)	$1,475,926	$42,112	$1,518,038
Common stock sold for cash	56,333	56	137,944	–	–	138,000	–	138,000
Stock-based compensation	–	–	1,485,719	–	–	1,485,719	–	1,485,719
Net loss	–	–	–	–	(1,763,941)	(1,763,941)	(4,461)	(1,768,402)
Balance, September 30, 2024	10,604,524	10,604	6,239,395	–	(4,914,295)	1,335,704	37,651	1,373,355
Common stock sold for cash	–	–	–	834,264	–	834,264	–	834,264
Stock-based compensation	–	–	483,823	–	–	483,823	–	483,823
Net loss	–	–	–	–	(840,917)	(840,917)	(5,290)	(846,207)
Balance, December 31, 2024	10,604,524	10,604	6,723,218	834,264	(5,755,212)	1,812,874	32,361	1,845,235
Common stock sold for cash	117,044	117	702,147	(572,264)	–	130,000	–	130,000
Stock-based compensation	–	–	198,053	–	–	198,053	–	198,053
Net loss	–	–	–	–	(554,708)	(554,708)	(6,118)	(560,826)
Balance, March 31, 2025	10,721,568	$10,721	$7,623,418	$262,000	$(6,309,920)	$1,586,219	$26,243	$1,612,462

Balance, June 30, 2025	10,721,568	$10,721	$7,841,135	$262,000	$(7,818,388)	$295,468	$(3,400)	$292,068
Common stock sold for cash	20,000	20	119,980	(120,000)	–	–	–	–
Common stock issued for settlement of liabilities	16,666	17	99,979	–	–	99,996	–	99,996
Stock-based compensation	–	–	199,698	–	–	199,698	–	199,698
Net Loss	–	–	–	–	(498,401)	(498,401)	(5,192)	(503,593)
Balance, September 30, 2025	10,758,234	10,758	8,260,792	142,000	(8,316,789)	96,761	(8,592)	88,169
Common stock sold for cash	23,667	24	141,976	(142,000)	–	–	–	–
Exercise of common stock options	–	–	600	–	–	600	–	600
Stock-based compensation	–	–	199,698	–	–	199,698	–	199,698
Net Loss	–	–	–	–	(430,200)	(430,200)	(4,580)	(434,780)
Balance, December 31, 2025	10,781,901	10,782	8,603,066	–	(8,746,989)	(133,141)	(13,172)	(146,313)
Common stock sold for cash	2,333,333	2,333	6,424,357	–	–	6,426,690	–	6,426,690
Common stock cancelled	(10,000)	(10)	10	–	–	–	–	–
Loss on for settlement of liabilities with stock	–	–	2,500	–	–	2,500	–	2,500
Stock-based compensation	–	–	199,698	–	–	199,698	–	199,698
Net Loss	–	–	–	–	(879,279)	(879,279)	(7,201)	(886,480)
Balance, March 31, 2026	13,105,234	$13,105	$15,229,631	$–	$(9,626,268)	$5,616,468	$(20,373)	$5,596,095

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2026 and 2025

(Unaudited)

	March 31, 2026	March 31, 2025

Cash Flows from Operating Activities:
Net loss	$(1,824,853)	$(3,175,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,805	25,006
Stock-based compensation expense	599,094	2,167,595
Rental inventory – depreciation expense	60,825	131,134
Gain/Loss on settlement of liabilities	2,500	–
Changes in operating assets and liabilities:
Accounts receivable	–	5,235
Prepaid expenses	(1,212,286)	(20,000)
Right of use asset	(3,330)	(18,192)
Rental inventory	(87,779)	(112,695)
Other assets	(17,795)	–
Accounts payable and accrued liabilities	(1,786)	15,488
Right of use liabilities	3,330	18,192
Net cash used in operating activities	(2,457,275)	(963,672)

Cash Flows from Investing Activities:
Purchases of property and equipment	–	–
Net cash used in investing activities	–	–

Cash Flows from Financing Activities:
Repayment of related party advances	(50,000)	(8,731)
Repayment of notes payable – related party	(427,500)	–
Repayment of notes payable	(57,974)	(199,750)
Proceeds from advances – related party	54,000	–
Proceeds from notes payable	–	99,996
Proceeds from exercise of common stock options	600	–
Proceeds from notes payable – related party	448,000	94,750
Proceeds from sale of common stock, net	6,426,690	1,102,264
Net cash provided by financing activities	6,393,816	1,088,529

Net change in cash	3,936,541	124,857

Cash, at beginning of period	49,830	38,971

Cash, at end of period	$3,986,371	$163,828

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,432	$–
Cash paid for income taxes	$–	$–

Noncash Financing activities
Common stock issued for settlement of liabilities	$99,996	$–
Common stock issued for stock payable	$262,000	$–
Common stock warrants issued for placement agent fees	$1,106,956	$–
Common stock cancelled	$10	$–

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Notes to Consolidated Financial Statements

For the period ended March 31, 2026

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

Liquidity and Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2026 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. In February 2026, the Company also raised gross proceeds of approximately $6,427,000 after deducting discounts and commissions through the sale of 2,333,333 shares of common stock to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of March 31, 2026, and for the three and nine months ended March 31, 2026 and 2025. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of June 30, 2025.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary, GenFlat, Inc., and its wholly-owned subsidiary Collapsible Revolution, LLC. On March 16, 2026, the Company dissolved its wholly-owned subsidiary Sub Oceanic Genflat LLC. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Accounts Receivable and the Allowances for Credit losses

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. As of March 31, 2026 and June 30, 2025, the Company had an allowance of $0 and $13,127, respectively. During the three and nine months ended March 31, 2026, the Company recognized bad debt expense of $0 and $6,120, respectively.

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions. During the three and nine months ended March 31, 2026 and 2025, the Company recognized no impairment losses.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of March 31, 2026, or June 30, 2025.

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

The Company accounts for compensation cost for stock option plans and for share-based payments to non-employees in accordance with ASC 505, “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

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

The following table represents the balances of intangible assets as of March 31, 2026 and June 30, 2025:

	Estimated life	March 31, 2026	June 30, 2025

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(162,122)	(137,720)
Net Intangible		$24,178	$48,580

During the three months ended March 31, 2026 and 2025, the Company recognized amortization expense of $8,134, on the intangible assets. During the nine months ended March 31, 2026 and 2025, the Company recognized amortization expense of $24,402, on the intangible assets.

NOTE 4. RENTAL INVENTORY, NET

During the years ended June 30, 2025 and 2024, the Company developed and built its collapsible containers and actuators used to collapse the marine containers. The containers purchased are recognized as rental inventory and are depreciated over their estimated useful lives.

As of March 31, 2026 and June 30, 2025, rental inventory consists of the following:

	Estimated life	March 31, 2026	June 30, 2025

Collapsible Containers	10 years	$522,841	$460,000
Actuators	10 years	237,676	237,676
Genny’s	10 years	50,484	50,484
Specialized Equipment	10 years	24,938
		835,939	748,160
Accumulated Depreciation		(265,248)	(204,423)
Rental Inventory, net		$570,691	$543,737

Depreciation on rental inventory of $20,275 and $45,692, and $60,825 and $131,134 was recognized during the three and nine months ended March 31, 2026 and 2025, respectively and is included in costs of goods sold on the accompanying consolidated statements of operations.

During the three months ended March 31, 2026, the Company made a deposit of $1,207,800, for 300 40’ HC GenFlat Containers to be constructed. This balance represents 30% advance payment and is included in prepaid expenses and other current assets on the Company’s consolidated balance sheet as of March 31, 2026.

NOTE 5. LEASES

The Company maintains an operating lease for its office space. The lease has a remaining term of 25 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. On January 30, 2026, the Company extended the lease to expire on January 31, 2028. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The amount of right-of-use assets and lease liabilities were $26,319 as of March 31, 2026. The amount of right-of-use assets and lease liabilities were $22,989 as of June 30, 2025. Aggregate lease expense for the three and nine months ended March 31, 2026, and 2025 was $3,960 and $3,600, and 11,880 and $11,040, respectively.

		Remaining
	Operating	Term in
	Lease	Years
2026	$11,880
2027	15,840
2028	1,320
Total lease payments	29,040
Less: imputed interest	(2,721)
Present value of lease liability	$26,319	1.83

NOTE 6. DEBT

Note Payable

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid a total of $74,500, $67,026 and $7,474 of principal and accrued interest. During the period ended March 31, 2026, the Company repaid a total of $61,564, $57,974 and $3,590 of principal and accrued interest. As of March 31, 2026, and June 30, 2025, the balance owed on the note was $0 and $57,974, respectively. Accrued interest on the note was $0 and $1,815 as of March 31, 2026, and June 30, 2025, respectively.

On July 30, 2024, the Company entered into a promissory note agreement for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. In December 2024, the noteholder elected to receive shares in settlement of the principal balance. In September 2025, the Company issued 16,667 shares pursuant to the settlement of $99,996 in notes payable. The Company recorded a loss on the settlement of $2,500 during the period ended March 31, 2026. As of March 31, 2026 and June 30, 2025, the balance owed on the note was $0 and $99,996, respectively. Accrued interest on the note was $4,311 and $2,294 as of March 31, 2026 and June 30, 2025, respectively.

On June 13, 2025, the Company entered into a promissory note agreement for a total principal of $100,000. The Company will pay 8.0% per annum, until the total principal is paid in full. The note matured on January 2, 2026 and has no default interest rate. As of March 31, 2026 and June 30, 2025, the balance owed on the note was $100,000. Accrued interest on the note was $6,378 and $373 as of March 31, 2026 and June 30, 2025 respectively.

Note Payable – related party

On July 22, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $100,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on April 18, 2026 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $100,000 of principal and $5,075 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On September 2, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $75,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 2, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $75,000 of principal and $844 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On September 15, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $35,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $35,000 of principal and $1,159 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On October 7, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $50,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $50,000 of principal and $1,400 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On October 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $40,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $40,000 and $978 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On November 3, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $20,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $20,000 of principal and $444 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On November 25, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $75,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on August 22, 2026 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $75,000 of principal and $1,444 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On December 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $32,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $32,500 of principal and $498 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On January 27, 2026, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $20,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $0 on the promissory note agreement. Accrued interest on the note was $283 as of March 31, 2026. As of March 31, 2026, the balance owed on the note was $20,500.

Advances – related party

During the period ended March 31, 2026, the Company received advances of $50,000 from a relative of the Company’s CEO and $4,000 from the Company’s CEO. The Company repaid a total of $50,000 of these advances to the relative during the period ended March 31, 2026. As of March 31, 2026, the Company owed $4,000 in advances to the Company’s CEO.

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

During the period ended September 30, 2025, the Company issued a total of 20,000 shares of its common stock for subscriptions paid for during the year ended June 30, 2025. During the period ended September 30, 2025, the Company issued 16,666 shares pursuant to the settlement of $99,996 in notes payable and recognized a loss on settlement of $2,500.

During the period ended December 31, 2025, the Company issued 100 shares of common stock pursuant to a stock option exercise for $600 in cash proceeds. As of March 31, 2026, and the date of this report, these shares have not been issued.

During the period ended December 31, 2025, the Company issued 23,667 shares of common stock related to subscriptions for cash received in previous periods.

During the three months ended March 31, 2026, the Company cancelled 10,000 shares of common stock that were issued in 2021 related to a prior merger agreement.

On February 2, 2026, the Company received approval to list its common stock on the OTCQB Exchange (“OTCQB”). Trading on OTCQB began on February 3, 2026.

On February 2, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC, in its capacity as underwriter (the “Underwriter”), relating to the Company’s public offering (the “Offering”) of shares of common stock, par value $0.001 per share (the “Common Stock”) pursuant to the Company’s registration statement on Form S-1 (File No. 333-291718) (the “Registration Statement”), under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Underwriting Agreement, the Company agreed to sell 2,333,333 shares of Common Stock at a public offering price of $3.00 per share (the “Offering Price”).

The Company has also agreed to issue the Underwriter a warrant to purchase 116,666 shares of the Company’s common stock at an exercise price of $3.45, which is 115% of the initial public offering price. The Underwriter’s warrant may be exercised in whole or in part, commencing on a date which is six months from February 4, 2026, until February 4, 2031 (the “Representative Warrant”). The Representative Warrant had an estimated fair value of $1,106,956 which was recognized as a cost of capital based on a black-Scholes option pricing model and the following key inputs: 1) estimated volatility of 128.74%; 2) risk-free rate of 3.83%; 3) estimated term of five years; and 4) a dividend rate of 0.0%.

On February 4, 2026, the Company closed its Public Offering and issued 2,333,333 shares of common stock at a price of $3 per share. The Company received net proceeds of approximately $6,461,049 after deducting underwriting discounts and commissions, and incurred other closing costs of $34,359 recognized as costs of capital.

The RSUs and options related to the Offering were rescinded in their entirety pursuant to the May 12, 2026 Recission Agreement whereby the company and each officer mutually rescinded, revoked, annulled, voided and cancelled the RSU’s/Options. Therefore, the Company did not recognize any stock-based compensation expense during the period ended March 31, 2026. See additional details in Note 9 below.

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

The following table summarizes the stock option activity for the period ended March 31, 2026:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at June 30, 2025	700,000	$6.00
Granted	–	–
Exercised	(100)	6.00
Cancelled and expired	–	–
Forfeited and expired	–	–
Outstanding at March 31, 2026	699,900	$6.00

As of March 31, 2026, there were 350,000 stock options exercisable. During the period ended March 31, 2026, a holder exercise 100 shares of common stock for $600. These shares have not yet been issued.

The estimated fair value of the options issued in connection with the advisory agreements discussion in Note 9 was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.67-4.45%; 3) volatility of 119-122%; 4) a common stock price of $6.00, and 5) an expected term of 6.25 years using the simplified method of calculating expected term. The estimated fair value of the options was $3,195,169. During the three and nine months ended March 31, 2026 and 2025, the Company recognized expense of $199,698 and $198,053, and $599,094 and $2,167,595, respectively for these awards and expects to recognize an additional $210,762 through the end of the vesting period.

NOTE 8. RELATED PARTY TRANSACTIONS

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of March 31, 2026, and June 30, 2025, the Company owed $4,000 and $0, respectively, in advances to the Company’s CEO. The Company’s President is a family member of the CEO and receives an annual salary of $275,000.

In May 2022, Collapsible Revolution, LLC entered into a consulting agreement with an advisor for consulting services related to public market listing of the Company. The Company paid $20,000 in cash to the consultant and agreed to pay an additional $20,000 upon filing of a prospectus, $25,000 upon effectiveness of such prospectus, and $25,000 upon public listing of the Company’s shares of common stock. The Company also agreed to issue 10% of the outstanding common shares of the Company to the consultant. The consultant formed GenFlat, Inc. in July 2022 and was its sole officer and Director until the closing of a reverse merger. The consultant held 1,000,000 shares of common stock of the Company that were issued at par value upon formation of GenFlat. At the time of the reverse merger, the consultant resigned as a Director and Officer and amended the consulting agreement to remove the equity consideration described above. The consultant was paid $70,000 as a transaction fee as a result of the Share Exchange between GenFlat and the Company. This consultant was also a shareholder of the Company, and the holder of the Senior Secured Line of Credit.

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

On July 22, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $100,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on April 18, 2026 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $100,000 of principal and $5,075 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On September 2, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $75,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 2, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $75,000 of principal and $844 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On September 15, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $35,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate.  During the period ended March 31, 2026, the Company repaid a total of $35,000 of principal and $1,159 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On October 7, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $50,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $50,000 of principal and $1,400 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On October 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $40,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $40,000 of principal and $978 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On November 3, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $20,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $20,000 of principal and $444 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On November 25, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $75,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on August 22, 2026 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $75,000 of principal and $1,444 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On December 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO Drew Hall for total principal of $32,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $32,500 of principal and $498 of accrued interest. As of March 31, 2026, the balance owed on the note and accrued interest was $0.

On January 27, 2026, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $20,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the period ended March 31, 2026, the Company repaid a total of $0. Accrued interest on the note was $283 as of March 31, 2026. As of March 31, 2026, the balance owed on the note was $20,500.

Advances – related party

During the period ended March 31, 2026, the Company received advances of $50,000 from a relative of the Company’s CEO and $4,000 from the Company’s CEO. The Company repaid a total of $50,000 of these advances to the relative during the period ended March 31, 2026. As of March 31, 2026, the Company owed $4,000 in advances to the Company’s CEO.

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

On September 24, 2025, the Company entered into a written employment agreement with Mr. Garrett Hall as its President, which was amended on December 30, 2025. The employee agreement provides that Mr. Hall’s base salary is $150,000 per year. Upon completion of the Public Offering, Mr. Hall’s base salary will increase to $275,000 per year and he will be eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Hall will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Upon completion of the Public Offering, Mr. Hall will be granted an equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Hall is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Hall leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Hall will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Hall entered into a written agreement whereby the Company and Mr. Hall mutually rescinded, revoked, annulled, voided and cancelled the restricted stock unit award effective February 4, 2026.

On September 24, 2025, the Board appointed Matthew J. Albanese, age 73, as Chief Commercial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Albanese entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provides that Mr. Albanese’s base salary will be $275,000 per year and he will be eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Albanese will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Mr. Albanese will be granted a sign-on equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Albanese will be entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Albanese leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Albanese will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Albanese entered into a written agreement whereby the Company and Mr. Albanese mutually rescinded, revoked, annulled, voided and cancelled the restricted stock unit award effective February 4, 2026.

On September 24, 2025, the Board appointed William R. Benz, age 74, as Chief Financial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Benz entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provides that Mr. Benz’s base salary will be $175,000 per year and he will be eligible for an annual cash bonus of up to $87,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Benz will be granted a sign-on equity award in the form of 100,000 stock options that will vest as follows: 50,000 options vest on the option grant date, with the remaining options vesting annually in 25,000 increments on each anniversary of the option grant date. Mr. Benz will be entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Benz leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Benz will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Benz entered into a written agreement whereby the Company and Mr. Benz mutually rescinded, revoked, annulled, voided and cancelled the option award effective February 4, 2026.

The Public Offering was completed on February 4, 2026, See Note 7.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events through May 13, 2026, the date these financial statements were available for issuance, and determined there were no events requiring disclosure.

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

For the three months ended March 31, 2026, and 2025, we generated no revenue from our operations, and our net losses from operations were $881,698 and $560,037, respectively. For the nine months ended March 31, 2026, and 2025, we generated revenue from our operations of $6,120 and $7,894, and our net losses from operations were $1,806,908 and $3,171,475, respectively.

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

Results of Operations

For the Three Months ended March 31, 2026, compared to the Three Months ended March 31, 2025

The following discussion compares operating data for the three months ended March 31, 2026, to the data for the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

Revenue	$–	$–	$–	–
Cost of Goods Sold	32,922	60,111	(27,189)	45%
Gross Profit	(32,922)	(60,111)	27,189	45%
Research and Development	11,016	40,564	(29,548)	73%
General and administrative	837,760	459,362	378,398	82%
Total operating expenses	848,776	499,926	348,850	70%
Loss from operations	$(881,698)	$(560,037)	$(321,661)	57%

Revenue

Revenue was $0 for the three months ended March 31, 2026, and 2025.

Cost of Goods Sold

Cost of goods sold was $32,922 for the three months ended March 31, 2026, as compared to $60,111 for 2025, a decrease of $27,189. The cost of goods sold for the three months ended March 31, 2026 primarily related to $20,275 of depreciation expense of rental inventory. The cost of goods sold for the three months ended March 31, 2025 related to $45,692 of depreciation expense of rental inventory and $7,025 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $11,016 for the three months ended March 31, 2026, as compared to $40,564 for 2025, a decrease of $29,548, which was the result of decreased engineering, consulting and research and development activity of the Company’s collapsible marine containers.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026, were $837,760, compared to $459,362 for 2025, an increase of $378,398, which was primarily related to increased professional costs related to public company operations and the Public Offering during the three months ended March 31, 2026.

For the Nine Months ended March 31, 2026, compared to the Nine Months ended March 31, 2025

The following discussion compares operating data for the nine months ended March 31, 2026, to the data for the nine months ended March 31, 2025:

	Nine Months Ended March 31,
	2026	2025	$ Change	% Change

Revenue	$6,120	$7,894	$(1,774)	22%
Cost of Goods Sold	75,838	166,022	(90,184)	54%
Gross Profit	(69,718)	(158,128)	88,410	56%
Research and Development	11,016	128,564	(117,548)	91%
General and administrative	1,726,174	2,884,783	(1,158,609)	40%
Total operating expenses	1,737,190	3,013,347	(1,276,157)	42%
Loss from operations	$(1,806,908)	$(3,171,475)	$1,364,567	43%

Revenue

Revenue was $6,120 for the nine months ended March 31, 2026, as compared to $7,894 for 2025, a decrease of $1,774.

Cost of Goods Sold

Cost of goods sold was $75,838 for the nine months ended March 31, 2026, as compared to $166,022 for 2025, a decrease of $90,184. The cost of goods sold for the nine months ended March 31, 2026 primarily related to $60,825 of depreciation expense of rental inventory, and $15,013 transportation expenses of the Company’s collapsible marine container. The cost of goods sold for the nine months ended March 31, 2025 related to $131,134 of depreciation expense of rental inventory and $34,888 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $11,016 for the nine months ended March 31, 2026, as compared to $128,564 for 2025, a decrease of $117,548, which was the result of decreased engineering, consulting and research and development activity of the Company’s collapsible marine containers.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2026, were $1,726,174, compared to $2,884,783 for 2025, a decrease of $1,158,609, which was primarily related to a decrease in stock-based compensation expense of $1,568,501 associated with advisor agreements executed during the nine months ended March 31, 2025.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended March 31, 2026, and 2025:

	Nine months ended March 31,
	2026	2025
Cash flows used in operating activities	$(2,457,275)	$(963,672)
Cash flows used in investing activities	–	–
Cash flows provided by financing activities	6,393,816	1,088,529

Net change in cash	$3,936,541	$124,857

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash depreciation and amortization expenses, and changes in the asset and liability accounts.

Net cash used in operating activities for the nine months ended March 31, 2026, was $2,457,275 versus net cash used in operating activities of $963,672 for the nine months ended March 31, 2025, an increase of $1,493,603. The increase in net cash used in operating activities was primarily due to increase in prepaid inventory purchased compared to the prior period.

We expect cash used in operating activities to fluctuate significantly in future periods because of a number of factors, some of which are outside of our control, including, among others: obtaining additional lease contracts and manufacturing containers, and the success we achieve in generating revenue.

Investing Activities

There was no cashflow from investing activities during the nine months ended March 31, 2026 and 2025.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2026 was $6,393,816, an increase of $5,305,287 from cash provided by financing activities in 2025 of $1,088,529. Net cash provided consisted of proceeds from notes payable were $0, net advances from related party were $4,000, proceeds from exercise of common stock options were $600, proceeds from related party notes of $448,000, and repayments on related notes of $427,500 during the nine months ended March 31, 2026. The Company received net proceeds of approximately $6,427,000 after deducting underwriting discounts and commissions.

Net cash provided by financing activities during the nine months ended March 31, 2025 was $1,088,529. Net cash provided consisted of $94,750 of proceeds from loans from related party, $99,996 of proceeds from notes payable from a related party, partially offset by repayments on related party notes payable, and repayment of advances from related party of $208,481.

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

As of March 31, 2026, we had cash of $3,986,371, and working capital of $4,988,091. We believe that our existing cash will be sufficient to fund our present operations during the next 12 months and beyond.  However, the Company has still had minimal revenue to date, and negative cash flows from operations. The Company’s audited annual consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2026 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales.

On February 2, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC, in its capacity as underwriter (the “Underwriter”), relating to the Company’s public offering (the “Offering”) of shares of common stock, par value $0.001 per share (the “Common Stock”) pursuant to the Company’s registration statement on Form S-1 (File No. 333-291718) (the “Registration Statement”), under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Underwriting Agreement, the Company agreed to sell 2,333,333 shares of Common Stock at a public offering price of $3.00 per share (the “Offering Price”).

The Company has also agreed to issue the Underwriter a warrant to purchase 116,666 shares of the Company’s common stock at an exercise price of $3.45, which is 115% of the initial public offering price. The Underwriter’s warrant may be exercised in whole or in part, commencing on a date which is six months from February 4, 2026, until February 4, 2031 (the “Representative Warrant”).

The Offering closed on February 4, 2026, and the Company sold 2,333,333 shares of Common Stock to the underwriters for total gross proceeds of approximately $7,000,000. After deducting the underwriting commissions, discounts, and offering expenses, the Company received net proceeds of approximately $6,427,000. The Company intends to raise additional funds pursuant to another equity offering to meet the capital requirements to manufacture its products. However, there is no assurance of additional funding being available through these plans or other sources.

During the period ended September 30, 2025, the Company issued a total of 20,000 shares of its common stock for subscriptions paid for during the year ended June 30, 2025, and issued 16,666 shares pursuant to the settlement of $99,996 in notes payable. During the period ended September 30, 2024, the Company sold a total of 23,000 shares of common stock for total proceeds of $138,000.

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

Contractual Obligations

As of March 31, 2026, there were no material changes in our contractual obligations from those disclosed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 19, 2025, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions. We had an inventory impairment loss of $0 at March 31, 2026, and 2025, related to a decline in the expected net realizable value of the 40 foot containers.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $0 at March 31, 2026, and recognized bad debt expense of $6,120 during the period ended March 31, 2026. We had an allowance of $13,127 at June 30, 2025, and recognized credit losses of $13,127 during the year ended June 30, 2025.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of March 31, 2026 include the following:

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Index

SEC Reference Number	Title of Document	Location

10.1+#	Amended and Restated Employment Agreement – Garrett R. Hall dated 12/30/2025	*

10.2+#	Amended and Restated Employment Agreement – Matthew J. Albanese dated 12/30/2025	*

10.3+#	Amended and Restated Employment Agreement – William R. Benz dated 12/30/2025	*

10.4+	Non-Employee Director Compensation Policy	***

10.5	Promissory Note - $100,000 – Dated June 13, 2025 - Infinity Five, LLC	**

10.6	Promissory Note Amendment – $100,000 – Dated January 2, 2026 - Infinity Five, LLC	****

10.7	Office Lease Agreement and Extension - Dated January 30, 2026	Filed Herewith

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed Herewith

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Furnished

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Furnished

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

104	Cover Page Interactive Data File

*	Incorporated by reference to Company’s Form 8-K filed on December 30, 2025
**	Incorporated by reference to Company’s Form 10-K filed on September 19, 2025
***	Incorporated by reference to Company’s Form S-1 filed on November 21, 2025
****	Incorporated by reference to Company’s Form S-1 filed on January 7, 2026
+	Indicates a management contract or any compensatory plan, contract or arrangement
#	Certain provisions redacted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GenFlat Holdings, Inc., Registrant

Date: May 15, 2026	By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer

Date: May 15, 2026		/s/ William R. Benz
William R. Benz
Chief Financial Officer

