Form 10-K
period 2026-06-30
GenFlat Holdings, Inc.
filed 2026-09-25
CIK 1796949

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $39,060,725 as of December 31, 2025.

The number of shares of the registrant’s common stock outstanding as of September 25, 2026 was 13,105,234.

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

ii

PART I

ITEM 1. BUSINESS.

Overview

Business Overview

GenFlat Holdings, Inc. (the “Company,” “we,” “our” or “us”), is an early-stage company that developed a sustainable collapsible marine container (the “GenFlat Container”), that can be collapsed when emptied and stacked in bundles of four collapsed containers that take the same space as one conventional high cube marine container. When GenFlat Containers are stacked 4-to-1, they can save up to 75% on: 1) freight costs, terminal handling fees, transloading fees, and other fees; 2) carbon emitted by ocean vessels, trucks, and trains by reducing the number of trips necessary; and 3) space required at ports, container yards, and distribution centers. We operate as a container sales and leasing company, and supply GenFlat’s patented marine containers primarily to shipping line customers under a variety of short and long-term lease structures.

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

On October 18, 2023, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”) with GenFlat, Inc. (“GenFlat, Inc.”), a Delaware corporation incorporated in Delaware on July 25, 2022, and GenFlat, Inc. stockholders who own 97.22% of the outstanding shares of common stock of GenFlat, Inc. Pursuant to the Share Exchange Agreement, “all GenFlat, Inc. stockholders who are parties to the Share Exchange Agreement will receive ninety eight percent (98%) of the issued and outstanding shares of common stock of the Company in exchange for their shares of GenFlat, Inc., common stock on a pro rata basis.”

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

As a result of the closing of the Share Exchange Agreement, the Company discontinued all aspects of its health care consulting business, and now solely focuses on developing the GenFlat, Inc. business plan. The Company began operating globally through its 97.22% owned subsidiary GenFlat, Inc. Further, in accordance with “reverse acquisition” accounting treatment, the historical financial statements of GenFlat, Inc. as of period ends, and for periods ended, prior to the acquisition became the historical financial statements of our Company in all post Share Exchange closing filings with the SEC, and our fiscal year end changed to June 30.

On February 5, 2024, we filed an Information Statement on Schedule 14C with the U.S. Securities and Exchange Commission and distributed the Information Statement to our stockholders of record as of the close of business on January 25, 2024. The purpose of the Information Statement was to notify our stockholders that, pursuant to Sections 228 and 242 of the Delaware General Corporation Law (the “DGCL”), the Board of Directors of the Company approved and adopted, and the holders of the majority of the voting power of the Company as of the Record Date approved the following corporate action (the “Corporate Action”):

1.	The amendment to the First Article of the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) to change the Company’s name from Healthcare Business Resources Inc. to GenFlat Holdings, Inc. (the “Name Change”).
2.	The amendment to the Fourth Article of the Certificate of Incorporation to authorize, but not require, the Board to affect a reverse split of our common stock at a ratio of one-for-one hundred (1:100) (the “Reverse Split”) “at any time prior to the date on which our 2024 annual meeting of stockholders is held, at the sole discretion of the Board. The par value of our common stock will remain $0.001 per share. The number of authorized shares of common stock after the Reverse Split will be fixed at twenty-five million (25,000,000) shares of common stock.”
3.	The amendment (the “2020 Plan Amendment”) to the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) to increase the number of shares of common stock reserved pursuant to the Company’s 2020 Plan from 80,000 to 1,500,000 shares of common stock, after giving effect to the Reverse Split.

On May 9, 2024, the Company’s Board of directors decided to effectuate the Reverse Split and our Company filed a certificate of amendment to the Certificate of Incorporation with the State of Delaware to affect the Name Change and Reverse Split effective May 17, 2024, at 4:00 p.m. EDT (the “effective date”). Accordingly, at the effective date:

1.	Our Company changed its name from Healthcare Business Resources Inc. to GenFlat Holdings, Inc.
2.	Our CUSIP number changed to 42240P205
3.	The number of our outstanding post-Reverse Split shares equaled 10,541,500

Unless the context otherwise requires, all references to the “Company,” “GenFlat,” “we,” “our” or “us” and other similar terms means GenFlat Holdings, Inc. and its subsidiaries, and all share amounts and per share amounts have been presented to reflect the Reverse Split effective May 17, 2024. Our principal executive offices are located at 1983 N Berra Blvd, Tooele, UT 84074 and our telephone number 435-830-6979. Our website is www.genflat.com. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

Our Business Plan

We intend to answer the $20 billion empty container repositioning problem by helping our customers to save money, optimize space, and reduce carbon emissions.

Our business strategy anticipates that our revenue stream will be derived from the sale and lease of our patented collapsible marine container (the “GenFlat Container”). Our GenFlat Container is engineered to be a substitute for the conventional marine container. Built from mild steel and Corten, our GenFlat Container exceeds current industry strength and rigidity standards. Once four folded GenFlat Containers are stacked and locked together, they can be lifted as a single unit, ready for multi-modal transport. GenFlat Containers meet ISO-certified standards (Lloyds Registry). GenFlat Containers reduce repositioning costs, storage space needs, and carbon emissions compared to conventional marine containers.

We operate our business in one industry, intermodal transportation equipment, and we have two business segments:

•	Equipment leasing. Our equipment leasing operations includes the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers.

•	Equipment sales. We contract-manufacture containers and sell these containers to container retailers and users of containers.

Commencement of Commercial Operations

Manufacturing and marketing of GenFlat containers commenced in September 2023, and we commenced commercial operations in May of 2024. Presently, our commercial operations consist of one rental agreement, two equipment lease agreements, and three trial agreements giving GenFlat Containers a total of seven customers. The lease agreements demonstrate commercial acceptance of our GenFlat Container. Our Company is also in various stages of evaluation with additional customers to lease GenFlat Containers, including shipping lines, retailers, logistics companies, and the United States military.

As of June 30, 2026, our qualified sales pipeline consisted of approximately $400 million in potential contract value, representing prospective customer opportunities that have progressed beyond initial discussions but have not yet resulted in signed contracts. Qualified sales pipeline does not represent committed revenue, backlog, or contracted amounts, and there is no assurance that any portion of our qualified sales pipeline will ultimately result in signed contracts.

Our estimates regarding the potential timing of conversion of our qualified sales pipeline are based on management’s qualitative assessment of each opportunity within the pipeline. In forming these estimates, management considers, among other factors, the current stage of discussions with prospective customers, the scope and complexity of the proposed deployment, the customer’s internal approval, and procurement processes, expected implementation timelines, and management’s experience engaging with similarly situated customers. These assessments are not derived from historical conversion rates or statistical modeling, as we have a limited operating history, and instead reflect management’s current judgment based on the information available as of the date of this annual report.

Based on management’s current qualitative assessment of the stage and expected customer decision-making processes for opportunities currently within our qualified sales pipeline, we estimate that approximately 28% of potential contract value could convert into signed agreements during calendar year 2027, with the remainder expected to convert thereafter, if at all. These estimates are forward-looking, reflect management’s current judgment, and are inherently uncertain, particularly given our limited operating history.

The timing and likelihood of conversion of any individual opportunity may vary significantly based on factors outside of our control, including changes in customer priorities, budget availability, procurement timelines, regulatory or contractual requirements, competitive dynamics, macroeconomic conditions, and geopolitical tensions. As a result, actual conversion of our qualified sales pipeline may differ materially from these estimates, and opportunities we currently expect to convert in a particular period may be delayed, reduced in scope, or not convert at all.

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

Global container shipping volumes reached record levels in 2025, demonstrating strong resilience despite geopolitical tensions, tariff uncertainty and ongoing supply-chain disruptions. According to Container Trades Statistics (CTS), approximately 192.9 million TEUs (Twenty-Foot Equivalent Units) of loaded containers were shipped globally during 2025, up about 4.7% from 2024, with eight of the twelve months exceeding 16 million TEUs and several setting new monthly records. When measured by port activity—which includes containers being loaded, discharged, transshipped and repositioned—Drewry estimates that global container port throughput reached approximately 994 million TEUs in 2025, an increase of 6.5% year over year. The continued growth underscores the enormous scale and importance of containerized shipping to global commerce, with an estimated 2.1 billion metric tons of containerized cargo transported during the year.

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

GenFlat Containers are collapsible so four GenFlat Containers can be stacked, locked together (in stacks of 4) and shipped in the space of one high cube intermodal-marine shipping container. We expect our GenFlat Container fleet to primarily consist of dry containers. A dry container is a steel constructed box with a set of doors on one end. Dry containers are the most widely used type of intermodal container and are used to carry general cargo such as manufactured component parts, consumer staples, electronics and apparel.

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

Equipment

Equipment

GenFlat Containers collapse using either the patented GenFlat Genny (patent pending) or the GenFlat Actuator:

1.	The GenFlat Genny (patent pending) is a t-shaped steel apparatus with wheels on the end that affixes to the forks of any standard forklift capable of lifting three tons. The Genny lifts GenFlat Container doors into the roof of the container, allowing for the collapsing of the container. The process to collapse or expand a GenFlat Container takes approximately 80 seconds. The GenFlat Genny was designed for most environments.

2.	The GenFlat Actuator is a hydraulically powered device with electrical controls that attaches to a large top loader, the type of which is typically used to lift move standard shipping containers. The GenFlat Actuator lifts GenFlat Containers and uses a double-action armature on each end to push in or lower down the container end frames when collapsing/expanding. The process to collapse or expand a GenFlat Container takes approximately 80 seconds. The GenFlat Actuator was designed for high-volume environments.

The GenFlat Container provides three significant benefits:

1.	Cost Savings. Many marine containers are transported empty. Once marine containers are emptied at the destination (e.g., a retailer), the marine containers are returned to the manufacturer or distributor empty. According to our own internal data, we believe the GenFlat Container reduces this repositioning cost by up to 75%, and we expect a typical client to realize a return of investment within approximately eighteen months.

2.	Space Creating. When collapsed, GenFlat Containers reduce overall congestion at ports, terminals, depots, and related storage facilities and remove the burden of finding solutions to capacity constraints. At ports, terminals and yards, twenty GenFlat Containers can be stacked in the traditional space once containing five stacked empty marine containers. On trains, eight GenFlat Containers can be stacked where two could be stacked previously. On trucks, four GenFlat Containers can be stacked replacing one single marine container. On ships, 48,000 GenFlat Containers can be stacked in the place once consumed by 12,000 marine containers.

3.	Carbon Emission Reduction. The use of GenFlat Containers reduces the space required for empty shipping containers to be transported around the world. As a result, there’s reduced fuel consumption, reduced traffic and a significant reduction in emissions and environmental contamination. The GenFlat Container helps reach carbon emissions pledges with minimal investment or disruption.

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

We believe we have developed a strong working relationship with CIMC and our management team makes regular trips to Dalian to inspect the manufacturing process and maintain close ties to our contacts there.

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

Our marketing budget is subject to several factors, including our current capital raising efforts, future results of operations and cash flow. If our results from operations exceed our expectations over the next twelve months, we expect to significantly increase our marketing budget, which we expect will enable us to increase revenues.  We currently have two commercial lease agreements in place with customers for use of GenFlat containers, and we have generated nominal revenue to date, as a result, it is difficult to draw any correlation between revenues and marketing expenses.

Our Leases

We expect approximately 80% of our revenues will be derived from leasing our equipment to customers. Most of our leases will be structured as operating leases, though we also plan to provide customers with finance leases. Regardless of the lease type, we seek to exceed our targeted return on our investments over the life cycle of the equipment by managing utilization, lease rates, and the used equipment sale/purchase process.

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

Customers

To date, we have generated nominal revenue pursuant to our lease agreements with a customer for use of GenFlat containers. We have also entered into the MarPro Lease and BAFCO Lease, pursuant to which deliveries are expected to begin in December of 2026.

We have signed trial lease agreements with the following customers: Arkas Line (headquartered in Turkey); Maersk Logistics & Services Canada, Inc. (a Canadian company); Group Global One (headquartered in Vietnam), and Global Railway Engineering (headquartered in South Africa). We have adopted the strategy of utilizing test trial agreements to give customers the opportunity to recognize the benefits of our containers during a 90-day to 180-day trial.

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

Competition

We operate in a highly competitive industry. The market for our products is competitive and rapidly changing. We experience competition from large, established intermodal equipment leasing companies possessing large, existing customer bases, substantial financial resources and established distribution channels. We compete with at least four other collapsible intermodal-marine equipment companies in addition to many manufacturers of standard intermodal-marine equipment, and companies offering finance leases as distinct from operating leases. It is common for our prospective customers to utilize several leasing companies to meet their equipment needs. We expect competition to persist and intensify in the future. Competition could result in reduced sales, reduced margins or the failure of our products and services to achieve or maintain more widespread market acceptance, any of which could harm our business and our operating results. Our primary competitors include 4Fold, Spectainer, Staxxon, Compact Container Systems, and Navlandis. None of GenFlat’s competitors has penetrated the container shipping market.

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

While we are forced to compete aggressively on price, we attempt to emphasize our overall value with efficiency in collapsing and expanding our containers, the strength and durability of our containers, supply reliability and high level of customer service. We plan to invest heavily to ensure adequate equipment availability in high demand locations, dedicate large portions of our organization to building customer relationships and maintaining close day-to-day coordination with customers’ operating staffs, and have developed self-service systems that allow our customers to transact with us through the Internet.

Suppliers

We do not manufacture any of our products. We have an exclusive Teaming Agreement with CIMC to manufacture GenFlat Containers in Dalian, China. Our team members have developed strong working relationships with CIMC and make regular trips to Dalian to inspect the manufacturing process and maintain close ties to our contacts there. Nevertheless, defects and quality control lapses in our containers can occur. We intend to work with the manufacturer to correct these defects, and we expect our manufacturer to honor its warranty obligations in such cases.

We estimate that the four largest container manufacturers in China account for more than 90% of global production volume.

Intellectual Property

We have five patents on our GenFlat Containers in the United States and two patents in China. Our Actuator has one patent in the United States and one in China. The Genny has a patent pending in the United States, one patent pending in China, and we have submitted patent applications in South Africa, UAE, and Saudi Arabia. To protect our proprietary rights, we generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties. Our patents cover the various iterations of our containers, the Actuator, and the Genny, including integral component parts of the container technology.

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

Research and Development

To date, our total research and development expenses since inception are approximately $1,090,000 and have been focused on designing and developing our collapsible marine containers, actuators and the Gennies.

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

Employees and Human Capital

We have four full-time employees and one part-time employee in the United States. From time to time, we expect to employ additional employees and independent contractors as well as legal, accounting and other specialized professionals to support our sales, marketing, business development and administrative needs. Our team has diverse professional backgrounds, allowing each employee to contribute in myriad ways, allowing us to operate with low overhead. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business.

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

GenFlat does not have a history of profitable operations. As a result, the Company’s registered public accounting firm in their audit report has expressed substantial doubt about the Company’s ability to continue as a going concern. Continued operations are dependent on the Company’s ability to generate profitable operations. Furthermore, our Company has incurred an accumulated deficit of $11,093,510 from inception to June 30, 2026. The financial statements do not include any adjustments that might result from the uncertainty about the Company’s ability to continue its business. If we are unable to obtain additional financing from outside sources and eventually produce sufficient revenue, we may be forced to sell our assets, or curtail or discontinue our operations.

As described in Note 1 of our audited financial statements contained in this Annual Report on Form 10-K, our auditors have issued a going concern opinion on our June 30, 2026 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our history of negative cash flows from operations and reporting of a net loss, and the expectation that we will continue to report negative cash flows from operations and a net loss. At June 30, 2026, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through equity offerings to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since its inception, GenFlat has been engaged primarily in the research and development of the GenFlat Container. As a result of these activities, we incurred significant losses and generated negative cash flow since our inception. We incurred a net loss of $3,315,190 for the year ended June 30, 2026 and $4,713,546 for the year ended June 30, 2025. As of June 30, 2026, we had an accumulated deficit of $11,093,510. We anticipate that we will continue to incur operating losses through at least June 2027.

We may not be able to generate significant revenue either through customer contracts for our potential products or technologies or through development contracts from the U.S. government or government subcontractors. We expect to improve and expand production, sales, marketing and administrative systems and processes. As a result, we will need to generate significant revenue to achieve profitability. We cannot provide assurance that we will ever achieve profitability.

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

We currently have one rental agreement, two equipment lease agreements, and four trial agreements with a total of seven customers. In addition, we have lease agreements with two customers to provide GenFlat containers starting during the fourth quarter of calendar 2026.

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

Our GenFlat business has had limited operations to date. Therefore, we have a limited history upon which to evaluate the merits of investing in our Company. You should be aware of the difficulties normally encountered by newer businesses and the high rate of failure of such enterprises.  The likelihood of success must consider the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we may undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate enough cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future. We recognize that if our business is not succeeding, we will not be able to continue business operations.  There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

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

We currently have one rental agreement, two equipment lease agreements, and four trial agreements with a total of seven customers. While we are in in various stages of evaluation with potential additional customers, to succeed, we must attract and retain new customers on a cost-effective basis, many of whom have not previously used marine container products like ours. We will rely upon various third-parties, including channel partnerships with logistics companies, associations, ports and consultants. In addition, we intend to rely on a variety of other methods to market our product, including, among others, identifying prospective clients through the personal and professional relationships of our management team, attending conferences, trade shows and other industry events, online advertising and word of mouth. If we are unable to utilize any of our current or intended marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

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

Whether actual operating results and business developments will be consistent with our Company’s expectations and assumptions as reflected in its forecast depends on a number of factors, many of which are outside of our control, including, but not limited to:

•	whether we can obtain sufficient capital to sustain and grow our business;
•	our ability to manage our Company’s growth;
•	whether we can manage relationships with key vendors and advertisers;
•	demand for our products and services;
•	the timing and costs of new and existing marketing and promotional efforts and/or competition;
•	our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel; and
•	the overall strength and stability of domestic and international economies;

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations and financial condition.

Our business plan is speculative and our business model is evolving.

Our present business and planned business are speculative and subject to numerous risks and uncertainties. There is no assurance that our Company will generate significant revenues or profits. In addition, our business model is unproven and is likely to continue to evolve. Accordingly, our current business model may not be successful and may need to be changed. Our ability to generate significant revenues will depend, in large part, on our ability to successfully market our products to potential users who may not be convinced of the need for our products and services. We intend to continue to develop our business model as our Company continues to grow.

We purchase our GenFlat Containers from one container manufacturer based in China, potentially limiting our ability to maintain an adequate supply of GenFlat Containers and increasing our risk of negative outcomes from any manufacturing disputes.

All of our GenFlat Containers are currently manufactured pursuant to our exclusive Teaming Agreement with China International Mariner Containers (“CIMC”) in Dalian, China. In addition, the container manufacturing industry in China is highly concentrated. In the event that it were to become more difficult or more expensive for us to procure containers in China because of further consolidation among container suppliers, reduced production by our supplier, increased tariffs imposed by the United States or other governments or for any other reason, we may be unable to fully pass these increased costs through to our customers in the form of higher lease rates and we may not be able to adequately invest in and grow our container fleet.

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

The ongoing conflict in Iran may disrupt the global maritime shipping industry

On February 28, 2026, a war began between the U.S., Israel and Iran (the “Iran War”), further increasing the conflicts and tensions in the Middle East, resulting in significant disruptions to key trade routes, especially the Strait of Hormuz, tightened global supply of certain commodities, and increased energy costs. Recent escalations in the Iran War have increased the uncertainty regarding the duration and severity of these disruptions and any further impacts on the global markets. A prolonged war could result in lower demand for our containers due to less maritime traffic in the region. In response to these risks, we have worked with our manufacturing supplies and delayed certain expenditures related to new container development.

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

Our Company depends greatly on our Chief Executive Officer, Drew Hall, our President, Garrett Hall, our Chief Commercial Officer, Matt Albanese, and our Chief Financial Officer William Benz. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. We cannot assure you that our Company will be able to find, attract and retain additional qualified employees, directors, and advisors having the skills necessary to operate, develop and grow our business. Our inability to hire qualified personnel, the loss of services of any of our key executives, or the loss of services of other executive officers, key employees, or advisors that may be hired in the future, may have a material and adverse effect on our Company’s business. We currently do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other officers or employees.

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

RISKS RELATED TO OWNING OUR SECURITIES

There is no active market for our common stock, which may make it more difficult for you to sell your stock; purchasers of our stock may have difficulty selling their shares.

There is currently no active public trading market for our common stock and an active trading market in our common may not develop or, if developed, may not be sustained. Our common stock is quoted on the OTCQB® Venture Market (OTCQB) of the OTCMarkets under the symbol “GFLT.” To date, however, a minimal public trading market has developed, so purchasers and/or holders of our securities may have difficulty selling their shares should they desire to do so. In the event an active market develops in our securities, it may not be sustained. As a result, you should purchase shares only as a long-term investment, and you must be prepared to hold your shares for an indefinite period.

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

We are authorized to issue up to 25,000,000 shares of common stock. As of September 25, 2026, we have 13,105,234 shares of common stock issued and outstanding. Our Board may determine from time to time that it needs to raise additional capital by issuing additional shares of our common stock or other securities. Except as otherwise described in this Annual Report on Form 10-K, we will not be restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of our common stock. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preferred shares, upon our liquidation, holders of our debt securities, if any, and lenders with respect to other borrowings, if any, may receive distributions of our available assets before the holders of our common stock.

Shares eligible for future sale may adversely affect the market for our securities and our ability to raise additional equity capital.

A significant number of our total outstanding shares are considered restricted securities. From time to time, certain of the Company’s stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, a non-affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of the Company’s common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock, even if our business is doing well. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Our directors, executive officers and affiliates own approximately 23.17% of our outstanding common stock. Accordingly, these stockholders may exert significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets. The significant concentration of stock ownership may negatively impact the value of our common stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

Our bylaws also provide that, notwithstanding the above, the federal district court for the District of Delaware shall be the sole and exclusive forum for (i) any actions, claims or proceedings brought to enforce a duty or liability created by the Exchange Act or the Securities Act, unless the Corporation consents in writing to the selection of an alternative forum; or (ii) any other claim for which the federal courts have exclusive jurisdiction.

We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.

We are subject to U.S. federal and state income taxes and taxes in certain other non-U.S. jurisdictions. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. For example, the United States government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, an increase in the tax rate applicable to certain income earned overseas and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. We urge investors to consult with their legal and tax advisers regarding implications of potential changes in U.S. tax laws on an investment in our common stock.

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

Governance

Our Chief Executive Officer and Chief Financial Officer are responsible for oversight of cybersecurity risk. They are responsible for the ongoing managing and assessing of our cybersecurity practices and reporting on such practices and risks. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Board of Directors and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken. We believe we are appropriately staffed (as supported by IT consultants and service providers, as needed) to support a healthy cybersecurity posture given our Company’s size and scope.

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

Item 2. Properties.

Our corporate headquarters is in Tooele, Utah. Substantially all our operating activities are conducted from 1,500 square feet of office space provided by our CEO at a cost to us of $1,320 per month. We expect that additional space will be required as our business expands, and we believe that we can obtain suitable space as needed on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets (OTCQB) under the symbol “GFLT.”  To date, however, a minimal public trading market has developed. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Common Equity

As of September 25, 2026, we had approximately 141 stockholders of record of our common stock.

Dividends

Our Company does not pay any cash dividends on its common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

Equity Compensation Plan Information

As of our fiscal year ending June 30, 2026

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	739,900	(1)	$6.23	760,000
Equity compensation plans not approved by security holders	–		–	–
Total	739,900		$6.23	760,000

(1)	Reflects our 2020 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants. We have reserved 1,500,000 shares of common stock for such persons pursuant to that plan.

Recent Sales of Unregistered Securities

None

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

Overview

We are an early-stage company that developed a more sustainable collapsible marine container (the “GenFlat Container”), that can be collapsed when emptied and stacked in bundles of four collapsed containers that take the same space as one conventional high cube marine container. When GenFlat Containers are stacked 4-to-1, they can save up to 75% on: 1) freight costs, terminal handling fees, transloading fees, and other fees; 2) carbon emitted by ocean vessels, trucks, and trains by reducing the number of trips necessary; and 3) space required at ports, container yards, and distribution centers. We operate as a container sales and leasing company and supply GenFlat’s patented marine container primarily to shipping line customers under a variety of short and long-term lease structures.

The GenFlat Containers are manufactured by China International Mariner Containers (“CIMC”) in Dalian, China. Manufacturing and marketing of the containers commenced in September 2023.

Commencement of Commercial Operations

We commenced commercial operations in May 2024. We currently have one rental agreement, two equipment lease agreements, and four trial agreements with a total of seven customers. The lease agreements demonstrate commercial acceptance of our GenFlat Container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers, including shipping lines, retailers, logistics companies, and the United States military.

For the years ended June 30, 2026, and 2025, we generated revenue from our operations of $6,120 and $7,894, and our net losses from operations were $3,313,115 and $4,709,006, respectively.

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

Results of Operations

For the Year ended June 30, 2026, compared to the Year ended June 30, 2025

The following discussion compares operating data for the year ended June 30, 2026, to the data for the year ended June 30, 2025:

	Year Ended June 30,
	2026	2025	$ Change	% Change

Revenue	$6,120	$7,894	$(1,774)	22%
Cost of Goods Sold	76,820	177,279	(100,459)	57%
Gross Profit	(70,700)	(169,385)	98,685	58%
Research and Development	11,016	103,322	(92,306)	89%
General and administrative	2,730,281	3,306,299	(576,018)	17%
Impairment loss	501,118	1,130,000	(628,882)	56%
Total operating expenses	3,242,415	4,539,621	(1,297,206)	29%
Loss from operations	$(3,313,115)	$(4,709,006)	$1,395,891	30%

Revenue

Revenue was $6,120 for the year ended June 30, 2026, as compared to $7,894 for 2025, a decrease of $1,774. T decrease in revenue in 2026 was the result of the Company’s first short term contract for the leasing of GenFlat Containers in 2025 which ended during 2026.

Cost of Goods Sold

Cost of goods sold was $76,820 for the year ended June 30, 2026, as compared to $177,279 for 2025, a decrease of $100,459. The cost of goods sold for the year ended June 30, 2026 primarily related to $60,825 of depreciation expense of rental inventory, and $15,995 transportation expenses of the Company’s collapsible marine container. The cost of goods sold for the year ended June 30, 2025 primarily related to $124,920 of depreciation expense of rental inventory, and $52,359 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $11,016 for the year ended June 30, 2026, as compared to $103,322 for 2025, a decrease of $92,306, which was the result of completion of the Company’s redesign work leading to decreased engineering, consulting and research and development activity of the Company’s collapsible marine container

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2026, were $2,730,281, compared to $3,306,299 for 2025, a decrease of $576,018. The decrease was primarily related to decrease in stock-based compensation expense of $1,409,109 associated with advisor agreements issued in the prior year, partially offset by an increase of approximately $286,000 in payroll costs, an increase of approximately $217,000 in legal and professional fees related to the offering, and an increase of in $53,000 in accounting costs.

Impairment Loss

Impairment loss was $501,118 for the year ended June 30, 2026, as compared to $1,130,000 for 2025, a decrease of $628,882. The impairment loss for the years ended June 30, 2026 and 2025 primarily related to impairment of the Company’s 40 foot and 20 foot containers as we focus on our new high cube design.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended June 30, 2026, and 2025:

	Year ended June 30,
	2026	2025
Cash flows used in operating activities	$(3,955,430)	$(1,177,670)
Cash flows used in investing activities	–	–
Cash flows provided by financing activities	6,369,316	1,188,529

Net change in cash	$2,413,886	$10,859

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash depreciation and amortization expenses, and changes in the asset and liability accounts.

Net cash used in operating activities for the year ended June 30, 2026, was $3,955,430 versus net cash used in operating activities of $1,177,670 for the year ended June 30, 2025, an increase of $2,777,760. The increase in net cash used in operating activities was primarily due to increased spending on the Company’s inventory compared to the prior year.

We expect cash used in operating activities to fluctuate significantly in future periods because of a number of factors, some of which are outside of our control, including, among others: obtaining additional lease contracts and the success we achieve in generating revenue.

Investing Activities

There was no cashflow from investing activities during the years ended June 30, 2026 and June 30, 2025.

Financing Activities

Net cash provided by financing activities during the year ended June 30, 2026 was $6,369,316, an increase of $5,180,787 from cash provided by financing activities in 2025 of $1,188,529. Proceeds from the sale of common stock were $6,426,690, an increase of $5,324,426 from proceeds from the sale of common stock in 2025 of $1,120,264. Proceeds from notes payable from related parties were $448,000 and proceeds from related party advances were $54,000 during the year ended June 30, 2026, and the Company repaid related party notes payable, related party loans, and advances of $448,000, $57,974, and $54,000, respectively during the same year. Net cash provided by financing activities during the year ended June 30, 2025 was $1,188,529. Proceeds from notes payable were $199,996 and proceeds from related party notes were $94,750 during the year ended June 30, 2025, and the Company repaid related party notes payable and advances of $199,750 and $8,731, respectively during the same year.

Liquidity and Capital Resources

Our future expenditures and capital requirements will depend on numerous factors, including: the rate at which we can lease additional GenFlat containers to new and existing customers, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing products, and the rate at which we hire employees to support operations. We expect that we will incur approximately $330,000 of expenditures per month over the next 12 months.

As of June 30, 2026, we had cash of $2,463,716, and working capital of $3,079,254. We believe that our existing cash will not be sufficient to fund our present operations during the next 12 months and beyond. The Company’s audited annual consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2026 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through a future equity offering or offerings to meet the capital requirements to manufacture its products. However, there is no assurance of additional funding being available through these plans or other sources.

During the year ended June 30, 2026, the Company sold a total of 2,377,000 shares of common stock in exchange for net cash proceeds of $6,426,690. During the year ended June 30, 2026, the Company issued 43,667 shares sold for $262,000 during the year June 30, 2025 and was recorded as subscription payable on the consolidated balance sheet as of June 30, 2025. The Company also issued 16,666 shares for settlement of liabilities during of $102,496 the year ended June 30, 2026. During the year ended June 30, 2026, the Company cancelled 10,000 shares of common stock that were issued in 2021 related to a prior merger agreement.

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

Contractual Obligations

On June 13, 2025, the Company entered into a promissory note agreement for a total principal of $100,000. The Company paid 8.0% per annum, until the total principal was paid in full. The note matured on January 2, 2026 and had no default interest rate. As of June 30, 2026 and June 30, 2025, the balance owed on the note was $100,000. Accrued interest on the note was $8,373 and $373 as of June 30, 2026 and June 30, 2025 respectively. This note was repaid in full in August 2026.

On July 1, 2024, the Company entered into six separate Advisory Committee Member Agreements and agreed to the following compensation in each agreement.

a.	Cash Compensation. $5,000 annually, payable on June 30th of each year of service.

b.	Equity Compensation. Subject to Board approval, in respect of calendar year 2024, stock options for 100,000 shares of Company stock with an exercise price of $6.00 per share. The stock options vest as follows: 1) Fifty thousand (50,000) options upon execution of the Advisory Committee Member Agreements; 2) Twenty-five thousand (25,000) options on the first anniversary; and 3) Twenty-five thousand (25,000) options on the second anniversary, in all cases subject to continued service as of such vesting dates. Vested stock options must be exercised within ten (10) years of the vesting date.

The Company maintains an operating lease for its office space with the Company’s CEO, Drew Hall. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 1, 2027, and agreed to pay $1,320 on a monthly basis. On January 30, 2026, the Company extended the lease to expire on January 31, 2028.

On September 24, 2025, the Company entered into a written employment agreement with Mr. Drew Hall as Chief Executive Officer. The employee agreement provided that Mr. Hall’s base salary was $180,000 per year. Upon completion of the Company’s public offering of securities that closed on February 4, 2026 (the “Public Offering”), Mr. Hall’s base salary increased to $275,000 per year and he became eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Hall is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future, may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Hall leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Hall will be entitled to receive a severance payment equal to twelve (12) months of his base compensation as provided for in his employment agreement. Mr. Hall also serves as a member of the Company’s Board of Directors (the “Board” or “Board of Directors”) with no additional compensation.

On September 24, 2025, the Company entered into a written employment agreement with Mr. Garrett Hall as its President, which was amended on December 30, 2025. The employee agreement provided that Mr. Hall’s base salary was $150,000 per year and effective January 1, 2025, Mr. Hall’s employment agreement was modified to provide for an annual salary of $175,000 per year. Upon completion of the Company’s public offering that closed on February 4, 2026, Mr. Hall’s base salary increased to $275,000 per year and he became eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Hall will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Upon completion of the Public Offering, Mr. Hall was granted an equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Hall is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Hall leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Hall will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Hall entered into a written agreement whereby the Company and Mr. Hall mutually rescinded, revoked, annulled, voided and cancelled the restricted stock unit award effective February 4, 2026. On July 20, 2026, Mr. Hall was granted an equity award in the form of 330,000 restricted stock units that vest on July 20, 2026.

On September 24, 2025, the Board appointed Matthew J. Albanese, age 73, as Chief Commercial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Albanese entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provided that Mr. Albanese’s base salary will be $275,000 per year and he will be eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Albanese will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Mr. Albanese was granted a sign-on equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Albanese is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Albanese leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Albanese will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Albanese entered into a written agreement whereby the Company and Mr. Albanese mutually rescinded, revoked, annulled, voided and cancelled the restricted stock unit award effective February 4, 2026. On July 20, 2026, Mr. Albanese was granted an equity award in the form of 330,000 restricted stock units that vest on July 20, 2026.

On September 24, 2025, the Board appointed William R. Benz, age 74, as Chief Financial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Benz entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provided that Mr. Benz’s base salary will be $175,000 per year and he will be eligible for an annual cash bonus of up to $87,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Benz was granted a sign-on equity award in the form of 100,000 stock options that will vest as follows: 50,000 options vest on the option grant date, with the remaining options vesting annually in 25,000 increments on each anniversary of the option grant date. Mr. Benz is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Benz leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Benz will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. Mr. Benz received an increase in his base salary to $275,000 on August 1, 2026. On May 12, 2026, the Company and Mr. Benz entered into a written agreement whereby the Company and Mr. Benz mutually rescinded, revoked, annulled, voided and cancelled the option award effective February 4, 2026. On July 20, 2026, Mr. Benz was granted an equity award in the form of 100,000 stock options that vest as follows: 50,000 options vest on the option grant date, with the remaining options vesting annually in 25,000 increments on each anniversary of the option grant date. The exercise price of the options is $1.39 per share.

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

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions. We had an inventory impairment loss of $501,118 and $1,130,000 at June 30, 2026, and 2025, respectively, related to a decline in the expected net realizable value of the 40-foot containers.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $13,127 at June 30, 2026, and 2025 and recognized credit losses of $6,120 and $13,127 during the year ended June 30, 2026 and 2025.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

In December 2023, the FASB Issued ASU No. 2023-09 enhances transparency in income tax reporting. It requires companies to provide more detailed, disaggregated information regarding their effective tax rate reconciliations and income taxes paid, helping investors evaluate tax risks and cash flow forecasts. The Company adopted ASC 2023-09 during the year ended June 30, 2026 prospectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GenFlat Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GenFlat Holdings, Inc. (the Company) as of June 30, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years in the two-year period, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provides a reasonable basis for our opinion.

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

Going Concern

As discussed in Note 1 to the financial statements, the Company had a going concern due to negative cash flows from operations, and an accumulated deficit. Auditing management’s evaluation of a going concern can be a significant judgment. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure of going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We have served as the Company’s auditor since 2024

The Woodlands, TX

September 25, 2026

GenFlat Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2026	June 30, 2025
Assets
Current Assets:
Cash	$2,463,716	$49,830
Accounts receivable, net	–	–
Prepaid expenses	852,033	20,514
Total current assets	3,315,749	70,344

Property and equipment, net	–	403
Right of use asset, operating lease	22,989	22,989
Intangible assets, net	16,045	48,580
Rental inventory, net	1,373,389	543,737
Total Assets	$4,728,172	$686,053

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$122,316	$113,026
Notes payable – related party, current	–	57,974
Notes payable – current	100,000	–
Right of use liability, operating lease, current	14,179	22,989
Total current liabilities	236,495	193,989

Right of use liability, operating lease, non-current	8,810	–
Notes payable – non current	–	199,996
Total Liabilities	245,305	393,985

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.001 par value 25,000,000 shares authorized, 13,105,234 and 10,721,568 shares issued and outstanding, respectively	13,105	10,721
Additional paid-in capital	15,606,740	7,841,135
Subscription payable	–	262,000
Accumulated deficit	(11,093,510)	(7,818,388)
Total Stockholders' equity attributable to GenFlat Holdings, Inc.	4,526,335	295,468
Noncontrolling interest	(43,468)	(3,400)
Total stockholders’ equity	4,482,867	292,068
Total Liabilities and Stockholders' Equity	$4,728,172	$686,053

See accompanying notes to the consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Operations

	Year Ended June 30, 2026	Year Ended June 30, 2025

Revenue	$6,120	$7,894
Cost of revenue	76,820	177,279
Gross profit	(70,700)	(169,385)

Operating expenses:
Research and development	11,016	103,322
General and administrative	2,730,281	3,306,299
Impairment loss	501,118	1,130,000

Total operating expenses	3,242,415	4,539,621

Loss from operations	(3,313,115)	(4,709,006)

Other income (expense):
Interest expense	(24,068)	(4,765)
Loss on settlement of liabilities	(2,500)	–
Other income	24,493	225
Total other income (expense)	(2,075)	(4,540)

Net loss	(3,315,190)	(4,713,546)
Noncontrolling interest	(40,068)	(45,512)
Net loss attributable to GenFlat Holdings, Inc.	$(3,275,122)	$(4,668,034)

Loss per share – basic and diluted attributable to GenFlat Holdings, Inc.	$(0.28)	$(0.44)
Loss per share - basic and diluted attributable to noncontrolling interest.	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	11,697,555	10,651,990

See accompanying notes to the consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2026 and 2025

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2024	10,548,191	$10,548	$4,615,732	$–	$(3,150,354)	$1,475,926	$42,112	$1,518,038
Common stock sold for cash	173,377	173	840,091	262,000	–	1,102,264	–	1,102,264
Stock-based compensation	–	–	2,385,312	–	–	2,385,312	–	2,385,312
Net loss	–	–	–	–	(4,668,034)	(4,668,034)	(45,512)	(4,713,546)
Balance, June 30, 2025	10,721,568	10,721	7,841,135	262,000	(7,818,388)	295,468	(3,400)	292,068

Common stock sold for cash	2,377,000	2,377	6,686,313	(262,000)	–	6,426,690	–	6,426,690
Common stock issued for settlement of liabilities	16,666	17	102,479	–	–	102,496	–	102,496
Common stock cancelled	(10,000)	(10)	10	–	–	–	–	–
Exercise of common stock options	–	–	600	–	–	600	–	600
Stock-based compensation	–	–	976,203	–	–	976,203	–	976,203
Net Loss	–	–	–	–	(3,275,122)	(3,275,122)	(40,068)	(3,315,190)
Balance, June 30, 2026	13,105,234	$13,105	$15,606,740	$–	$(11,093,510)	$4,526,335	$(43,468)	$4,482,867

See accompanying notes to the consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2026 and 2025

	June 30, 2026	June 30, 2025

Cash Flows from Operating Activities:
Net loss	$(3,315,190)	$(4,713,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	32,938	33,340
Stock-based compensation expense	976,203	2,385,312
Impairment loss	501,118	1,130,000
Credit losses	6,120	13,127
Rental inventory – depreciation expense	60,825	124,920
Loss on settlement of liabilities	2,500	–
Changes in operating assets and liabilities:
Accounts receivable	(6,120)	(7,892)
Prepaid expenses	(831,519)	(20,514)
Right of use asset	28,493	(14,862)
Rental inventory	(1,391,595)	(137,937)
Accounts payable and accrued liabilities	9,290	15,520
Right of use liabilities	(28,493)	14,862
Net cash used in operating activities	(3,955,430)	(1,177,670)

Cash Flows from Investing Activities:
Purchases of property and equipment	–	–
Net cash used in investing activities	–	–

Cash Flows from Financing Activities:
Repayment on notes payable – related party	(448,000)	–
Repayment of related party advances	(54,000)	(8,731)
Repayment of loans payable – related party	(57,974)	(199,750)
Proceeds from related party advances	54,000	–
Proceeds from exercise of common stock options	600	–
Proceeds from notes payable	–	199,996
Proceeds from notes payable – related party	448,000	94,750
Proceeds from sale of common stock, net	6,426,690	1,102,264
Net cash provided by financing activities	6,369,316	1,188,529

Net change in cash	2,413,886	10,859

Cash, at beginning of period	49,830	38,971

Cash, at end of period	$2,463,716	$49,830

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,124	$–
Cash paid for income taxes	$–	$–

Noncash financing activities:
Recognition of ROU assets and liabilities	$28,493	$–
Common stock issued for settlement of liabilities	$102,496	$–
Common stock cancelled	$10	$–

See accompanying notes to the audited consolidated financial statements.

GenFlat Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended June 30, 2026 and 2025

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

Liquidity and Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2026 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through an equity offering to meet the capital requirements to manufacturer its products. However, there is no assurance of additional funding being available through these plans or other sources.

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

Accounts Receivable and the Allowances for Credit losses

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. As of June 30, 2026 and 2025, the Company had an allowance of $13,127. During the years ended June 30, 2026 and 2025, the Company recognized credit losses of $6,120 and $13,127, respectively.

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions. During the years ended June 30, 2026 and 2025, the Company recognized an impairment loss of $501,118 and $1,130,000, respectively, related to the decline in the expected net realizable value of the Company’s 40 foot containers.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of June 30, 2026, or June 30, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

In December 2023, the FASB Issued ASU No. 2023-09 enhances transparency in income tax reporting. It requires companies to provide more detailed, disaggregated information regarding their effective tax rate reconciliations and income taxes paid, helping investors evaluate tax risks and cash flow forecasts. This standard will be effective for the Company for the year ended June 30, 2027, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table represents the balances of intangible assets as of June 30, 2026 and June 30, 2025:

	Estimated life	June 30, 2026	June 30, 2025

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(170,255)	(137,720)
Net Intangible		$16,045	$48,580

During the years ended June 30, 2026 and June 30, 2025, the Company recognized amortization expense of $32,535, on the intangible assets.

NOTE 4. RENTAL INVENTORY, NET

During the years ended June 30, 2026 and 2025, the Company developed and built its collapsible containers and actuators used to collapse the marine containers. The containers purchased are recognized as rental inventory and are depreciated over their estimated useful lives.

As of June 30, 2026 and 2025, rental inventory consists of the following:

	Estimated life	June 30, 2026	June 30, 2025

Collapsible Containers	10 years	$1,341,197	$460,000
Actuators	10 years	–	237,676
Genny’s	10 years	50,484	50,484
		1,391,681	748,160
Accumulated Depreciation		(18,292)	(204,423)
Rental Inventory, net		$1,373,389	$543,737

Depreciation on rental inventory of $60,825 and $124,920 was recognized during the years ended June 30, 2026 and June 30, 2025, respectively and is included in costs of goods sold on the accompanying consolidated statements of operations. During the years ended June 30, 2026 and 2025, the Company recorded impairment loss of $501,118 and $1,130,000, respectively, on its rental inventory related to a decline in the expected net realizable value of the 40 foot containers and actuators. During the year ended June 30, 2026, the Company entered into a manufacturing agreement to develop 300 new high cube containers. The Company received 100 such containers during the year ended June 30, 2026, for which it paid $1,342,000, and the Company paid a deposit of $805,000 related to the remaining 200 containers. The Company expects to incur an additional cost of $1,878,800 for the remaining containers

NOTE 5. LEASES

The Company maintains an operating lease for its office space. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. On January 30, 2026, the Company extended the lease to expire on January 31, 2028. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The amount of right-of-use assets and lease liabilities were $22,989 as of June 30, 2026 and 2025. Aggregate lease expense for the years ended June 30, 2026, and 2025 was $17,340 and $15,000, respectively.

		Remaining
	Operating	Term in
	Lease	Years
2027	14,179
2028	8,810
2029	–
Total lease payments	22,989
Less: imputed interest	–
Present value of lease liability	22,989	1.58

NOTE 6. DEBT

Note Payable

On March 26, 2021, the Company entered into a promissory note agreement with a third party for a total principal of $125,000. The Company will pay 2.5% per annum, compounded annually until the total principal is paid in full. The note has no maturity date and no default interest rate. During the year ended June 30, 2024, the Company repaid a total of $74,500, $67,026 and $7,474 of principal and accrued interest. During the year ended June 30, 2026, the Company repaid a total of $57,974 and $3,590 of principal and accrued interest. As of June 30, 2026, and June 30, 2025, the balance owed on the note was $0 and $57,974, respectively. Accrued interest on the note was $0 and $1,815 as of June 30, 2026, and June 30, 2025, respectively.

On July 30, 2024, the Company entered into a promissory note agreement for a total principal of $99,996. The Company will pay 2.5% per annum, until the total principal is paid in full. The note has no maturity date and a default interest rate of 18%. As of June 30, 2025, the balance owed on the note was $99,996. Accrued interest on the note was $2,294 as of June 30, 2025. In December 2024, the noteholder elected to receive shares in settlement of the principal balance. The Company agreed to issue 16,666 shares of common stock to settle the note payable in January 2025. In September 2025, the Company issued 16,666 shares pursuant to the settlement of $102,496 in notes payable. The Company recorded a loss on the settlement of $2,500 during the year ended June 30, 2026. As of June 30, 2026 and June 30, 2025, the balance owed on the note was $0 and $99,996, respectively. Accrued interest on the note was $0 and $2,294 as of June 30, 2026 and June 30, 2025, respectively.

On June 13, 2025, the Company entered into a promissory note agreement for a total principal of $100,000. The Company will pay 8.0% per annum, until the total principal is paid in full. The note matures on January 2, 2026 and has no default interest rate. As of June 30, 2026 and 2025, the balance owed on the note was $100,000. Accrued interest on the note was $8,373 and $373 as of June 30, 2026 and 2025, respectively.

Note Payable – related party

On July 22, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $100,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on April 18, 2026 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $100,000 of principal and $5,075 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On September 2, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $75,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 2, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $75,000 of principal and $844 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On September 15, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $35,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $35,000 of principal and $1,159 of accrued interest. As of June 30, the balance owed on the note and accrued interest was $0.

On October 7, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $50,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $50,000 of principal and $1,400 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On October 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $40,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $40,000 and $978 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On November 3, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $20,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $20,000 of principal and $444 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On November 25, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $75,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on August 22, 2026 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $75,000 of principal and $1,444 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On December 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $32,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $32,500 of principal and $498 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On January 27, 2026, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $20,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $20,500 of principal and $292 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

Advances – related party

During the year ended June 30, 2026, the Company received advances of $50,000 from a relative of the Company’s CEO and $4,000 from the Company’s CEO. The Company repaid a total of $50,000 of these advances to the relative and $4,000 to the Company’s CEO during the year ended June 30, 2026. As of June 30, 2026, the Company owed $0 in advances from related parties.

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

During the year ended June 30, 2026, the Company sold a total of 2,377,000 shares of common stock in exchange for net cash proceeds of $6,426,690. During the year ended June 30, 2026, the Company issued 43,667 shares, sold for $262,000, that were not issued as of June 30, 2025, and were recorded as subscription payable on the consolidated balance sheet as of June 30, 2025. During the year ended June 30, 2026, the Company issued 16,666 shares pursuant to the settlement of $102,496 in notes payable and recognized a loss on settlement of $2,500. During the year ended June 30, 2026, the Company issued 100 shares of common stock pursuant to a stock option exercise for $600 in cash proceeds. As of June 30, 2026, and the date of this report, these shares have not been issued. During the year ended June 30, 2026, the Company cancelled 10,000 shares of common stock that were issued in 2021 related to a prior merger agreement.

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

On February 4, 2026, the Company closed its Public Offering and issued 2,333,333 shares of common stock at a price of $3 per share. The Company received net proceeds of $6,426,690 after deducting underwriting discounts and commissions and incurred other closing costs of $34,359 recognized as costs of capital.

Incentive Stock Options

Pursuant to the Company’s 2020 Equity Incentive Plan, as amended, no more than 1,500,000 shares of Common Stock shall be available for the grant of Awards under the 2020 Equity Incentive Plan. During the terms of the Awards, the Company shall keep available at all times the number of shares of Common Stock required to satisfy such Awards. Shares available for future issuance under the 2020 Equity Plan is 790,000.

The following table summarizes the stock option activity for the year ended June 30, 2026:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at June 30, 2024	–	$–
Granted	700,000	6.00
Exercised	–	–
Cancelled and expired	–	–
Forfeited and expired	–	–
Outstanding at June 30, 2025	700,000	$6.00
Granted	40,000	10.25
Exercised	(100)	6.00
Cancelled and expired	–	–
Forfeited and expired	–	–
Outstanding at June 30, 2026	739,900	$6.23

As of June 30, 2026, there were 669,900 stock options exercisable with no intrinsic value. During the year ended June 30, 2026, a holder exercised 100 shares of common stock for $600. These shares have not yet been issued.

During the year ended June 30, 2026, the Company issued an aggregate of 40,000 options to purchase common stock to the Company’s directors, following closing of the Public Offering (the “Director Options”). The Director Options have an exercise price of $10.25 per share, a term of 10 years from the date of grant, and vest in 25% increments at the end of each fiscal quarter until fully vested. The estimated fair value of the Director Options was $354,820, which was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.92%; 3) volatility of 128.75% based on a peer group; 4) a common stock price of $10.25, and 5) an expected term of 5.50 years using the simplified method of calculating expected term. During the years ended June 30, 2026 and 2025, the Company recognized expense of $976,203 and $2,385,312, respectively for all option awards and expects to recognize an additional $188,475 through the end of the vesting period.

NOTE 8. RELATED PARTY TRANSACTIONS

From time to time, the Company’s CEO paid expenses on behalf of the Company. As of June 30, 2026, and 2025, the Company owed $0 in advances to the Company’s CEO. The Company’s President is a family member of the CEO and receives an annual salary of $275,000.

The Company maintains an operating lease for its office space. The lease has a remaining term of 19 months. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026. On January 30, 2026, the Company extended the lease to expire on January 31, 2028 and agreed to pay $1,320 on a monthly basis. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. See Note 5.

No member of management has benefited from the transactions with related parties.

Note Payable – related party

On July 22, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $100,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on April 18, 2026 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $100,000 of principal and $5,075 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On September 2, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $75,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 2, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $75,000 of principal and $844 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On September 15, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $35,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $35,000 of principal and $1,159 of accrued interest. As of June 30, the balance owed on the note and accrued interest was $0.

On October 7, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $50,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $50,000 of principal and $1,400 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On October 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $40,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $40,000 and $978 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On November 3, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $20,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $20,000 of principal and $444 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On November 25, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $75,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on August 22, 2026 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $75,000 of principal and $1,444 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On December 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $32,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $32,500 of principal and $498 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On January 27, 2026, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $20,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $20,500 of principal and $292 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

Advances – related party

During the year ended June 30, 2026, the Company received advances of $50,000 from a relative of the Company’s CEO and $4,000 from the Company’s CEO. The Company repaid a total of $50,000 of these advances to the relative and $4,000 to the Company’s CEO during the year ended June 30, 2026. As of June 30, 2026, the Company owed $0 in advances from related parties.

NOTE 9. INCOME TAXES

For the period from inception through June 30, 2026, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The effective income tax rate for the years ended June 30, 2026 and 2025 consisted of the following:

	June 30,	June 30,
	2026	2025
Federal statutory income tax rate	21%	21%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	–	–

Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2026 and 2025 is as follows:

	June 30,
	2026	2025
Expected federal income tax benefit at statutory rate before valuation allowance	$687,776	$980,287
Less: Valuation allowance	(687,776)	(980,287)
Income tax benefit	$–	$–

The Company has current estimated net operating loss carryforwards of approximately $11,000,000 as of June 30, 2026, to offset future taxable income. Under the Tax Cuts and Jobs Act of 2017, the net operating loss carry forwards can be carried forward indefinitely, however the deductions are limited to 80% of taxable income.

The components of the Company’s deferred tax asset are as follows:

	June 30,
	2026	2025
Deferred tax assets:
Net deferred tax assets before valuation allowance	$2,329,637	$1,641,861
Less: Valuation allowance	(2,329,637)	(1,641,861)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2026 and 2025, respectively.

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

a.	Cash Compensation. $5,000 annually, payable on June 30th of each year of service.

b.	Equity Compensation. Stock options for 100,000 shares of Company stock. The stock options will have an exercise price of $6.00 per share and vest as follows: 1) Fifty thousand (50,000) options will vest immediately; 2) Twenty-five thousand (25,000) options on the first anniversary of the agreement, and 3) Twenty-five thousand (25,000) options on the second anniversary of the agreement, in all cases subject to continued Advisory Committee service as of such vesting dates and pursuant to the Company’s standard Non-Qualified Stock Option Award Agreement. Vested stock options must be exercised within ten (10) years of the grant date. The exercise price of the options was $4.50 per share.

During the year ended June 30, 2026, the Company issued 10,000 options each to purchase common stock to the Company’s directors, following closing of the Public Offering (the “Director Options”). The Director Options have an exercise price of $10.25 per share, a term of 10 years from the date of grant, and vest in 25% increments at the end of each fiscal quarter until fully vested.

On September 24, 2025, the Company entered into a written employment agreement with Mr. Drew Hall as Chief Executive Officer. The employee agreement provides that Mr. Hall’s base salary is $180,000 per year. Upon completion of the Public Offering, Mr. Hall’s base salary increased to $275,000 per year and he became eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Hall is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future, may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Hall leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Hall will be entitled to receive a severance payment equal to twelve (12) months of his base compensation as provided for in his employment agreement. Mr. Hall also serves as a member of the Company’s Board of Directors (the “Board” or “Board of Directors”) with no additional compensation.

On September 24, 2025, the Company entered into a written employment agreement with Mr. Garrett Hall as its President, which was amended on December 30, 2025. The employee agreement provided that Mr. Hall’s base salary is $150,000 per year and effective January 1, 2025, Mr. Hall’s employment agreement was modified to provide for an annual salary of $175,000 per year. Upon completion of the Public Offering, Mr. Hall’s base salary increased to $275,000 per year and he is eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Hall will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Upon completion of the Public Offering, Mr. Hall was granted an equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Hall is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Hall leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Hall will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Hall entered into a written agreement whereby the Company and Mr. Hall mutually rescinded, revoked, annulled, voided and cancelled the restricted stock unit award effective February 4, 2026. As such, the Company did not recognize any compensation cost associated with the restricted stock unit award. On July 20, 2026, Mr. Hall was granted an equity award in the form of 330,000 restricted stock units that vest on July 20, 2026.

On September 24, 2025, the Board appointed Matthew J. Albanese, age 73, as Chief Commercial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Albanese entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provided that Mr. Albanese’s base salary will be $275,000 per year and he will be eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Albanese will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Mr. Albanese will be granted a sign-on equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Albanese will be entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Albanese leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Albanese will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Albanese entered into a written agreement whereby the Company and Mr. Albanese mutually rescinded, revoked, annulled, voided and cancelled the restricted stock unit award effective February 4, 2026. As such, the Company did not recognize any compensation cost associated with the restricted stock unit award. On July 20, 2026, Mr. Albanese was granted an equity award in the form of 330,000 restricted stock units that vest on July 20, 2026.

On September 24, 2025, the Board appointed William R. Benz, age 74, as Chief Financial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Benz entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provides that Mr. Benz’s base salary was $175,000 per year and he became eligible for an annual cash bonus of up to $87,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Benz will be granted a sign-on equity award in the form of 100,000 stock options that will vest as follows: 50,000 options vest on the option grant date, with the remaining options vesting annually in 25,000 increments on each anniversary of the option grant date. Mr. Benz will be entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Benz leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Benz will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Benz entered into a written agreement whereby the Company and Mr. Benz mutually rescinded, revoked, annulled, voided and cancelled the option award effective February 4, 2026. As such, the Company did not recognized any compensation cost associated with the option award. On July 20, 2026, Mr. Benz was granted an equity award in the form of 100,000 stock options that will vest as follows: 50,000 options vest on the option grant date, with the remaining options vesting annually in 25,000 increments on each anniversary of the option grant date. The exercise price of the options is $1.39 per share. On August 1, 2026, Mr. Benz’s annual salary was increased to $275,000 per year.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events through September 25, 2026, the date these financial statements were available for issuance, and determined there were no events requiring disclosures, except as disclosed below:

In August 2026, the Company repaid its outstanding note payable with a principal balance of $100,000 and accrued interest of $9,178.

On July 20, 2026, the Company awarded 330,000 restricted stock units to each of Garret Hall and Matthew Albanese, respectively. The restricted stock units vest on July 20, 2026.

On July 20, 2026 the Company awarded 100,000 options to purchase common stock to William Benz. The stock options have an exercise price of $1.39 per share, a term of 5 years, and vest as follows: 50,000 options vest on July 20, 2027, the Grant Date; 25,000 options vest on the first anniversary of the Grant Date; and the remaining 25,000 options vest on the second anniversary of the Grant Date, subject to continued service with the Company through the applicable vesting dates.

On August 1, 2026, Mr. Benz’s annual salary was increased to $275,000 per year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Company evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our management, including our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework- 2013. Based on its evaluation, our management concluded that the following are material weaknesses in our internal control over financial reporting:

•	We do not have written documentation of our internal control policies and procedures.

•	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1305) or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Item 9B. Other Information.

(a)	On August 1, 2026, the Company entered into an employee agreement amendment with William R. Benz, the Company’s Chief Financial Officer. The employee agreement amendment changes Mr. Benz’s base salary to $275,000 per year, effective August 1, 2026.

(b)	During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officer and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Title	Held Position Since
Drew D. Hall	78	Chief Executive Officer/, Chairman and Director	December 20, 2023
William R. Benz	75	Chief Financial Officer	February 4, 2026
Garrett R. Hall	48	President	November 27, 2024
Matthew J. Albanese	74	Chief Commercial Officer	February 4, 2026
Jonathan M. Hoch	49	Director	February 4, 2026
Thomas M. Jenkin	71	Director	February 4, 2026
Kevin C. Ortzman	60	Director	February 4, 2026
Robbert J. Van Trooijen	62	Director	February 4, 2026

The following information sets forth the backgrounds and business experience of the director and executive officers of the Company.

Drew D. Hall. Mr. Hall has served as GenFlat Holdings, Inc.’s Chief Executive Officer/Chief Financial Officer, and as a Director since December 20, 2023. Mr. Hall previously served as GenFlat Holdings, Inc.’s Chief Financial Officer from December 20, 2023, to February 4, 2026.. Additionally, Mr. Hall is GenFlat, Inc.’s (and/or its subsidiaries) co-founder and has been serving as its Chief Executive Officer/Chief Financial Officer since January 2018 to present where he has managed operations and finances. Since 2019, Mr. Hall has served as Managing Member of Collapsible Revolution, LLC, a wholly owned subsidiary of GenFlat, Inc. Since 1994 to present, Mr Hall has served as Managing Partner of Tooele Associates, LP, responsible for all real estate development for that entity since 1994.  Tooele Associates, LP owns property in Tooele City, UT. Mr. Hall is Managing Member of Bakken Development, LLC, Beach Railport, LLC and Beach Inn, LLC, land holding companies since 2012. He oversees all leasing and financing for those entities. Mr. Hall is Managing Member of Jack’s Market, LLC, leasing commercial real estate since 1997 in charge of all leasing and financing of Jack’s Market, LLC. Mr. Hall has been retained by the Utah Department of Transportation and The Salt Airport Authority as a land development expert in land condemnation litigation since 2022. Since 1999, Mr. Hall, as Managing Member of Overlake Golf, LLC, has been responsible for all aspects of supervising the operation of the Links at Overlake Golf Course located in Tooele, UT.  Mr. Hall received his B.S. degree in Accounting from Brigham Young University in 1975.  Mr. Hall was a practicing CPA from 1976 thru 1994 and is a life time member of the American Society of Certified Accountants. Mr. Hall has served on the University of Utah Crimson Club Board of Directors since 2012 and served as its President from July 2019 thru June 2023. Mr. Halls qualifications to serve on our Board include his years practicing as a CPA, his knowledge managing various businesses and his leadership of our Company.

William R. Benz. Mr. Benz has served as GenFlat Holdings, Inc.’s Chief Financial Officer since February 4, 2026. Mr. Benz is a proven executive with extensive experience at companies of all types and sizes; from venture-backed startups to large multi-billion revenue companies - both public and private with strengths in developing financial and operational systems, financial and strategic planning, capital budgeting, organization and team building, and corporate financing. Since 2015, Mr. Benz has been the founder and CEO of Accelerum Advisors, LLC, a financial consulting and advisory firm that specializes in helping emerging companies overcome their growth challenges. Accelerum Advisors provides its client companies with the tools, the models, the systems, the information, and the intelligence they need to more effectively manage and finance their growing businesses. Since 2024, Mr. Benz has served as a CFO consultant on a fractional remote basis to help companies achieve their growth objectives faster and more effectively, and since 2023 he has served as an interim financial executive on a remote basis to help growing companies execute value creation initiatives, delivering improved EBITDA, and other significant improvements. Also, in 2019 Mr. Benz founded and became CEO of Advanced Technology Compliant Solutions, LLC to provide state-of-the-art ballistic personal protection products that incorporate patented origami-folding designs along with the use of proprietary advanced materials to create the first real technology advance in personal body protection in decades. Mr. Benz has a BS in Electrical Engineering & Computer Sciences from University of California Los Angeles, and an MBA specializing in Finance from California State University Long Beach. He is also a Board Leadership Fellow and Governance Fellow with Chartered Financial Analyst National Association of Corporate Directors.

Garrett Hall. Mr. Hall had been serving as GenFlat Holdings, Inc.’s President since November 27, 2024. Previously, Mr. Hall had been serving as GenFlat, Inc.’s Chief Operations Officer since December 20, 2023. Additionally, Mr. Hall has been serving as GenFlat, Inc.’s (and/or its subsidiaries) Chief Operations Officer since December 2021 to present where he has provided strategic and advisory expertise to GenFlat in the form of developing and implementing its go-to-market strategy, supporting its sales team, and establishing channel partnerships. From April 2019 to 2023, Mr. Hall served as Co-Founder/Chief Operations Officer at CSQ Index, a market research publication firm serving cannabis and hemp supply chain vendors where he managed operations, conducted customer satisfaction research on supply chain vendors, consulted on customer experience and retention matters, managed research, methodology, vendor relations, government relations, and grower outreach, managed consulting services to ensure vendors received proper feedback on how to improve their products and services, and lead the sales team and tracked all sales goals and opportunities. Mr. Hall received his B.A. in English from Brigham Young University in 2006 and his Juris Doctor Degree Case Western Reserve University School of Law in 2009.

Matthew J. Albanese. Matt has served as GenFlat Holdings, Inc.’s Chief Commercial Officer since February 4, 2026.. Matt has been serving as a consultant of GenFlat, Inc. since July 2024 and is involved in many of our commercial activities. Matt has over 50 years in the corporate world, and for the past 33 years, he has been the owner and CEO of the Everest Group, a full-service executive search firm with deep experience in the shipping industry. The Everest Group is a nationally known firm that works with fortune 50, 100, 500 companies, privately held transportation companies (ocean, rail, air, truck) as well as dedicated third party logistics companies. Throughout his career Matt has assisted his client organizations to continue to expand upon their service offerings and grow in their respective markets. Matt has a BS in Business Logistics & Transportation.

Jonathan M. Hoch. Jon has served as a member of the board of directors of GenFlat Holdings, Inc. since February 4, 2026.. He has extensive experience in retail logistics, including management positions at Abercrombie & Fitch, The Home Depot, Agility and TBC Corporation. Since August 2016, Jon has served as the Chief Operating Officer at NRS, Inc. where he is responsible for managing supply chain operations for some of North America's largest retailers and manufacturers. Also, Jon has served as a Board Member for the Morgan Hoffmann Foundation since January 2023. Jon brings over two decades of experience in logistics and supply chain management. With a strong background in business process improvement and cross-functional team leadership, he has effectively transformed operations in various organizations. His expertise spans third-party logistics, international logistics, and transportation management. Jon has a Bachelor of Arts in Economics from the University of Virginia. Jon’s qualifications to serve on our Board include his extensive experience in retail logistics and expertise in third-party logistics, international logistics, and transportation management.

Thomas M. Jenkin. Tom has served as a member of the board of directors of GenFlat Holdings, Inc. since February 4, 2026.. Tom spent 45 years with Caesars Entertainment, finishing as the Global President. Tom also held positions as General Manager of Harrah’s Laughlin, Senior VP and General Manager of Harrah’s Las Vegas. He ran operations across the entire Caesars portfolio, including 35 domestic properties and 15 international properties. Tom serves on several boards and contributes to his community. Tom’s qualifications to serve on our Board include his extensive business and leadership experience.

 Kevin C. Ortzman. Mr. Ortzman has served as a member of the board of directors of GenFlat Holdings, Inc. since February 4, 2026. Mr. Ortzman is the founder, President and Chief Executive Officer of Bootlegger's Discount Fine Wines & Spirits, a New Jersey retail liquor business, a position he has held since January 2021. From 2012 to 2019, he served as Regional President of Caesars Entertainment's Atlantic City properties, and from 2004 to 2012 as Regional Vice President of Finance/Chief Financial Officer and Assistant General Manager of its Las Vegas operations, where his responsibilities included financial reporting and the financial integration of a major acquisition. From 1995 to 2004, he was Principal of Ortzman & Associates, a strategy and financial consulting firm, where he advised on M&A due diligence and designed Sarbanes-Oxley internal controls for public companies. He began his career in 1990 as an auditor with Price Waterhouse and Arthur Andersen, where he gained extensive experience with SEC reporting, including Forms 10-K, 10-Q and 8-K, and led audits of public and private companies. Mr. Ortzman is a Certified Public Accountant in California and Nevada and has been a member of the AICPA since 1997. He holds an MBA from the UCLA Anderson School of Management and a BA in Business Studies from Stockton University.

Robbert J. Van Trooijen. Robbert has served as a member of the board of directors of GenFlat Holdings, Inc. since February 4, 2026. Since October 2023, Robbert has worked as a consultant and senior advisor for McKinsey & Company, focused on travel, logistics, and infrastructure. He previously worked for AP Moller-Maersk, from August 2020 to May 2023, as President of Latin America. Robbert has over 35 years of experience in maritime shipping and logistics. Robbert holds an MBA from Erasmus University Rotterdam and completed Executive Leadership Programs at Harvard and Stanford. Robbert’s qualifications to serve on our Board include his extensive business experience in maritime shipping and logistics.

Significant Employees

We have no significant employees other than the officers and director described above.

Family Relationships

Drew D. Hall is Garrett Hall’s father. There are no other family relationships among our current officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements; except that Garrett Hall (President) filed one late Form 4; each of William R. Benz (CFO), Matthew J. Albanese (CCO), Jonathan M. Hoch (director), Thomas M. Jenkin (director), Kevin C. Ortzman (director), and Robbert J. Van Trooijen (director) filed one late Form 3.

Code of Ethics and Business Conduct

Our Company has adopted a code of ethics and business conduct applicable to its employees, directors and officers, in accordance with applicable U.S. federal securities laws. A copy of this code of ethics and business conduct is available on our principal corporate website located at https://www.genflat.com. Requests for a copy of the code of ethics and business conduct should be directed to Investor Relations, GenFlat Holdings, Inc., 1983 N Berra Blvd, Tooele, UT 84074. Any substantive amendments or waivers of the code of conduct or any similar code(s) subsequently adopted for senior financial officers may be made only by our Board and will be promptly disclosed as required by applicable U.S. federal securities laws, including by posting such information on our Company’s website or by filing a Form 8-K.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of our Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has affirmatively determined that Drew D. Hall and Jonathan M. Hoch are not independent directors that are independent of management or free of any relationship that would interfere with his independent judgment as a member of our board of directors.

Board Committees

Our Board has three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Each of the committees will operate pursuant to its charter that will be adopted upon completion of this offering.

Audit Committee

Our Board has an audit committee, consisting of Kevin C. Ortzman, who will be serving as the Chair, Tom Jenkin and Robert Van Trooijen. Rule 10A-3 of the Exchange Act requires us to have one independent audit committee member upon the listing of our common stock, a majority of independent directors on our audit committee within 90 days of the effective date of this registration statement and an audit committee composed entirely of independent directors within one year of the effective date of this registration statement. Each of Kevin C. Ortzman, Tom Jenkin and Robert Van Trooijen qualify as an independent director under the NASDAQ’s corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. Our board of directors has determined that Kevin C. Ortzman qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

The primary purpose and powers of the audit committee are to (a) retain, oversee and terminate, as necessary, the auditors of our Company, (b) oversee our Company’s accounting and financial reporting processes and the audit and preparation of our Company’s financial statements, (c) exercise such other powers and authority as are set forth in the charter of the audit committee of the Board, and (d) exercise such other powers and authority as shall from time to time be assigned thereto by resolution of the Board. The audit committee also has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee

Our Board has a compensation committee consisting of Robert Van Trooijen, who will be serving as the Chair, Tom Jenkin and Kevin C. Ortzman. The primary purpose and powers of the compensation committee are to (a) review and approve the compensation of the chief executive officer of our Company and all other executive officers of our Company and to make recommendations to the Board of Directors with respect to standards for setting compensation levels, (b) exercise such other powers and authority as are set forth in a charter of the Compensation Committee of Board of Directors, and (c) exercise such other powers and authority as shall from time to time be assigned thereto by resolution of the Board of Directors. The compensation committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Nominating and Corporate Governance Committee

Our Board has a nominating and corporate governance committee consisting of Tom Jenkin, who will be serving as the Chair, Kevin C. Ortzman and Robert Van Trooijen. The primary purpose and powers of the nominating and corporate governance committee are to: (a) determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director, (b) identify potential qualified nominees for director and recommend to the Board of Directors for nomination candidates for the Board of Directors, (c) develop our Company’s corporate governance guidelines and additional corporate governance policies, (d) exercise such other powers and authority as are set forth in a charter of the nominating and corporate governance committee of the Board of Directors, and (e) exercise such other powers and authority as shall from time to time be assigned thereto by resolution of the Board of Directors. The nominating and corporate governance committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Insider Trading Policies And Procedures

Under our Insider Trading Policy, our directors, officers, and covered employees (and each such individual’s spouse, other persons living in such person’s household and minor children and entities over which such person exercises control, as described in the policy) are prohibited from engaging the following transactions at any time: (i) engaging in short term trading of our securities (ii) engaging in short sales of our securities; (iii) trading in put options, call options or other derivative securities on our securities (iv) holding our securities in a margin account or otherwise pledging our securities as collateral for loan; and (iv) engaging in hedging or monetization transactions or similar arrangements with respect to our securities; unless advance approval for the transaction is obtained from the compliance officer of the policy.

Our Company’s insider trading policy was adopted to govern the purchase and sale of our Company’s securities by our directors, officers, and covered employees to ensure these transactions are conducted in compliance with applicable securities laws, and in particular, to ensure avoiding trading in the Company’s securities while in possession of material, non-public information about our Company.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executive Officers for the fiscal years ended June 30, 2026 and 2025.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Drew D. Hall	2026	$219,583	–	–	–	–	$219,583
CEO, Director	2025	$180,000	–	–	–	–	$180,000
William R. Benz(1)	2026	$72,917	–	–	–	$89,553	$162,470
CFO	2025	$–	–	–	–	–	$–
Garrett R. Hall(2)	2026	$216,667	–	–	–	–	$216,667
President	2025	$162,500	–	–	–	–	$162,500
Matthew J. Albanese(3)	2026	$114,583	–	–	–	–	$114,583
Chief Commercial Officer	2025	$–	–	–	–	–	$–

1.	On February 4, 2026, William Benz became Chief Financial Officer of the Company. The amount in column (g) includes $89,553 of fees paid to Mr. Benz as a consultant prior to his employment as Chief Financial Officer.
2.	On November 27, 2024, Garrett Hall resigned as the Company’s and GenFlat, Inc.’s Chief Operating Officer and he was appointed as the Company’s and GenFlat, Inc.’s President.
3.	On February 4, 2026, Matthew Albanese became Chief Commercial Officer of the Company.

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

On September 24, 2025, the Company entered into a written employment agreement with Mr. Drew Hall as Chief Executive Officer. The employee agreement provides that Mr. Hall’s base salary is $180,000 per year. Upon completion of the Public Offering, Mr. Hall’s base salary increased to $275,000 per year and he became eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Hall is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future, may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Hall leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Hall will be entitled to receive a severance payment equal to twelve (12) months of his base compensation as provided for in his employment agreement. Mr. Hall also serves as a member of the Company’s Board of Directors (the “Board” or “Board of Directors”) with no additional compensation.

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

On September 24, 2025, the Company entered into a written employment agreement with Mr. Garrett Hall as its President, which was amended on December 30, 2025. The employee agreement provides that Mr. Hall’s base salary is $150,000 per year and effective January 1, 2025, Mr. Hall’s employment agreement was modified to provide for an annual salary of $175,000 per year. Upon completion of the Public Offering, Mr. Hall’s base salary increased to $275,000 per year and he will be eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Hall will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Upon completion of the Public Offering, Mr. Hall will be granted an equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Hall is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Hall leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Hall will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Hall entered into a written agreement whereby the Company and Mr. Hall mutually rescinded, revoked, annulled, voided and cancelled the restricted stock unit award effective February 4, 2026. On July 20, 2026, Mr. Hall was granted an equity award in the form of 330,000 restricted stock units that vest on July 20, 2026. As such, the Company did not recognize any compensation cost associated with the restricted stock unit award for the fiscal year ended June 30, 2026.

Matthew J. Albanese Employment Agreement

On September 24, 2025, the Board appointed Matthew J. Albanese, age 73, as Chief Commercial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Albanese entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provided that Mr. Albanese’s base salary will be $275,000 per year and he will be eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Albanese will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Mr. Albanese was granted a sign-on equity award in the form of 330,000 restricted stock units that vest on February 28, 2026. Mr. Albanese is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Albanese leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Albanese will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Albanese entered into a written agreement whereby the Company and Mr. Albanese mutually rescinded, revoked, annulled, voided and cancelled the restricted stock unit award effective February 4, 2026. On July 20, 2026, Mr. Albanese was granted an equity award in the form of 330,000 restricted stock units that vest on July 20, 2026. As such, the Company did not recognize any compensation cost associated with the restricted stock unit award for the fiscal year ended June 30, 2026.

William R. Benz Employment Agreement

On September 24, 2025, the Board appointed William R. Benz, age 74, as Chief Financial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Benz entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provided that Mr. Benz’s base salary will be $175,000 per year and he will be eligible for an annual cash bonus of up to $87,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Benz was granted a sign-on equity award in the form of 100,000 stock options that will vest as follows: 50,000 options vest on the option grant date, with the remaining options vesting annually in 25,000 increments on each anniversary of the option grant date. Mr. Benz is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Benz leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Benz will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Benz entered into a written agreement whereby the Company and Mr. Benz mutually rescinded, revoked, annulled, voided and cancelled the option award effective February 4, 2026. On July 20, 2026, Mr. Benz was granted an equity award in the form of 100,000 stock options that will vest as follows: 50,000 options vest on the option grant date, with the remaining options vesting annually in 25,000 increments on each anniversary of the option grant date. The exercise price of the options is $1.39 per share. As such, the Company did not recognize any compensation cost associated with the option award for the fiscal year ended June 30, 2026. On August 1, 2026, the Company entered into an employee agreement amendment with Mr. Benz, changing Mr. Benz’s base salary to $275,000 per year, effective August 1, 2026.

Change in Control Benefits

Pursuant to the terms of our Restated 2020 Equity Incentive Plan, our executives are entitled to certain benefits in the event of a change in control of our Company or the termination of their employment under specified circumstances, including termination following a change in control. We believe these benefits help us compete for and retain executive talent and are generally in line with severance packages offered to executives by the companies in our peer group. We also believe that these benefits would serve to minimize the distraction caused by any change in control scenario and reduce the risk that key talent would leave the Company before any such transaction closes, which could reduce the value of the Company if such transaction failed to close.

Termination

Our executives’ employment agreements shall automatically terminate upon (i) their death; (ii) their voluntarily leaving the employ of the Company; (iii) at the Company’s sole discretion, for any reason, with or without cause.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding for our named executive officers as of June 30, 2026, our latest fiscal year end.

2020 Restated Equity Incentive Plan

We adopted our 2020 Equity Incentive Plan in May 2020, which was subsequently amended and then restated as of September 2024. Under the Restated 2020 Equity Plan, our Company may grant awards to our employees, consultants and directors and such other individuals who are reasonably expected to become employees, consultants and directors. Awards that may be granted under the 2020 Equity Plan include: incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards, and other equity-based awards. We have reserved 1,500,000 shares of common stock available for the grant of awards under the 2020 Plan. As of June 30, 2026, 790,000 shares of common stock are issuable upon the exercise of outstanding common stock options at a weighted exercise price of $6.23 per share.

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

Stock Option Grants

None.

Potential Payments Upon Termination or Change In Control

See “Employee, Severance, Separation and Change in Control Agreements” above.

Director Compensation

Compensation for our directors is discretionary and is reviewed from time to time by our Board of Directors. Any determinations with respect to Board compensation are made by our Board of Directors. During fiscal year 2026 and upon completion of our public offering, we adopted a compensation plan to compensate non-employee directors for service as directors as follows:

Cash Compensation

Each non-employee director receives an annual cash retainer of $25,000 for their service on the Board. The non-executive chairman of the board, if any, or lead director, if any, shall receive an additional cash retainer of $5,000. The Chairman of any Committee shall receive an additional annual cash retainer as follows: (i) Chairman of the Audit Committee: $10,000; (ii) Chairman of the Compensation Committee: $5,000; (iii) Chairman of the Nominating and Corporate Governance Committee: $5,000. Each non-employee director who serves on the Board or a Committee for less than a full quarterly period shall receive a prorated portion of the annual cash retainer for such quarterly period, determined based on the number of days served during the quarterly period. Each non-employee director shall be entitled to a cash meeting fee for each meeting attended as follows: (i) Board meetings: $500 for each meeting attended; (ii) Committee meetings: $500 for each meeting attended.

Equity Compensation

On the date that a non-employee director is elected or appointed to the Board, each non-employee director shall receive 10,000 non-qualified stock options that vest 25% at the end of every fiscal quarter. On the 15th business day following each annual shareholders meeting, without further action by the Board, each non-employee director then in office shall receive an equity award, pursuant to the Plan as follows: 5,000 Non-qualified stock options that vest 25% at the end of every fiscal quarter. Each non-employee director who is appointed to the Board during the year shall be entitled to a pro-rated annual equity award, determined based on the number of days between the date the non-employee director joins the Board and the anticipated date of the next annual shareholders meeting.

Each non-employee director shall be reimbursed for reasonable travel expenses in connection with their attendance at Board and Committee meetings.

The following table summarizes compensation earned by our Company’s directors for the year ended June 30, 2026. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of our Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards[2] ($)	All Other Compensation[3] ($)	Total ($)
Drew D. Hall[1]	$–	$–	$–	$–	$–
Jonathan M. Hoch	6,750	–	88,705	5,000	100,455
Thomas M. Jenkin	11,750	–	88,705	–	100,455
Kevin C. Ortzman	16,750	–	88,705	–	105,455
Robbert J. Van Trooijen	11,750	–	88,705	–	100,455
Total:	$47,000	$–	$354,820	$5,000	$406,820

1.	Mr. Hall serves as an executive officer and a director, but receives no additional compensation for serving as a director.
2.	The option awards in this column reflect 10,000 options issued to each non-employee director on February 4, 2026 to purchase shares of our Company’s common stock at an exercise price of $10.25 that vest pursuant to the following schedule: The options vest 25% at the end of every fiscal quarter. The aggregate fair value of awards and options in this column are computed in accordance with FASB ASC 718. All assumptions made in the valuation are more fully described in Note 7 – Stockholder’s Equity of Notes to Financial Statements. The amounts shown in this column do not reflect dollar amounts actually received.
3.	Includes $5,000 in cash compensation in connection with services as an Advisory Committee Member.

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

Recovery of Erroneously Awarded Compensation

None

Equity Grant Timing

The Board does not grant equity awards to executives pursuant to any predetermined schedule. Equity award grants to directors is described in “Director Compensation – Equity Compensation,” above. The Board considers and approves interim or mid-year grants, from time to time based on business needs. The Board may take material nonpublic information into account when determining the timing and terms of equity awards. The Board does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 25, 2026, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of (i) each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock; and (ii) each of our officers and directors, and officers and directors as a group:

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)(2)	Number	Percent (3)(4)
5% Stockholders
Roy Hearrean	1,048,037	8.00%
Elda Hearrean	1,048,037	8.00%
Contained Resources, LLC(5)	2,115,942	16.15%
Meraki Partners LLC (6)	1,011,300	7.72%

Directors and Executive Officers
Drew D. Hall, Chief Executive Officer, Director (7)	2,209,373	16.86%
Garrett R. Hall, President	330,000	2.52%
Matthew J. Albanese	330,000	2.52%
William R. Benz	50,000	*
Jonathan M. Hoch	82,500	*
Thomas M. Jenkin	19,918	*
Kevin C. Ortzman	7,500	*
Robbert J. Van Trooijen	7,500	*
All executive officers and directors as a group (8 persons)	3,036,791	23.17%

*        Less than 1% of the outstanding common stock

(1)	Calculated based upon the outstanding shares of the Company as of September 25, 2026. Such holders have the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person’s right to obtain additional shares of common stock within 60 days of September 25, 2026.
(2)	In care of the Company at 1983 N. Berra Blvd., Tooele, Utah 84074.
(3)	Based on 13,105,234 shares of common stock outstanding.
(4)	If a person listed on this table has the right to obtain additional shares of common stock within 60 days September 25, 2026, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(5)	Alex Bellehumeur and Linda Bellehumeur are Managing Members of Contained Resources, LLC and each has voting and investment power over these securities.
(6)	Joel Arberman is the Managing Member of Meraki Partners, LLC and has sole voting and investment power over these securities.
(7)	Includes 99,340 shares of common stock owned by Drew Hall and Theresa Hall and 2,110,033 shares of common stock owned by FEU Collapse, LLC. Drew Hall is the Managing Member of FEU Collapse, LLC and has sole voting and investment power over these securities.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control.

Securities Authorized For Issuance Under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II of this Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

As of June 30, 2026, and 2025, GenFlat owed $0, in advances to Drew Hall, Chief Executive Officer of the Company. These advances were repaid by the Company in full in August 2024.

On July 22, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $100,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on April 18, 2026 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $100,000 of principal and $5,075 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On September 2, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $75,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 2, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $75,000 of principal and $844 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On September 15, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $35,000. The Company will pay 2.5% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $35,000 of principal and $1,159 of accrued interest. As of June 30, the balance owed on the note and accrued interest was $0.

On October 7, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $50,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $50,000 of principal and $1,400 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On October 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $40,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on November 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $40,000 and $978 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On November 3, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $20,000. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $20,000 of principal and $444 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On November 25, 2025, the Company entered into a promissory note agreement with a significant shareholder for total principal of $75,000. The Company will pay 9% per annum, until the total principal is paid in full. The note matures on August 22, 2026 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $75,000 of principal and $1,444 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On December 24, 2025, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $32,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $32,500 of principal and $498 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

On January 27, 2026, the Company entered into a promissory note agreement with the Company’s CEO for total principal of $20,500. The Company will pay 8% per annum, until the total principal is paid in full. The note matures on December 15, 2027 and has no default interest rate. During the year ended June 30, 2026, the Company repaid a total of $20,500 of principal and $292 of accrued interest. As of June 30, 2026, the balance owed on the note and accrued interest was $0.

During the year ended June 30, 2026, the Company received advances of $50,000 from a relative of the Company’s CEO and $4,000 from the Company’s CEO. The Company repaid a total of $50,000 of these advances to the relative and $4,000 to the Company’s CEO during the year ended June 30, 2026. As of June 30, 2026, the Company owed $0 in advances from related parties.

The Company maintains an operating lease for its office space with an entity related to Drew Hall, Chief Executive Officer of the Company. The lease has a remaining term of 19 months. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026 . On January 30, 2026, the Company extended the lease to expire on January 31, 2028, and agreed to pay $1,320 on a monthly basis.

Policies and Procedures for Related-Party Transactions

Our Audit Committee considers and approves or disapproves any related person transaction.

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of our Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has affirmatively determined that Drew D. Hall and Jonathan M. Hoch are not independent directors that are independent of management or free of any relationship that would interfere with his independent judgment as a member of our board of directors.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2026 and June 30, 2025 by the Company’s independent registered public accounting firms.

	2026	2025
Audit Fees	$53,500	$48,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$53,500	$48,000

Audit Fees are the aggregate fees billed during the years ended June 30, 2026 and 2025 for professional services rendered by the Company’s independent registered public accounting firms for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended June 30, 2026 and 2025 for assurance and related services rendered by the Company’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the aggregate fees billed during the years ended June 30, 2026 and 2025 for tax compliance services rendered by the Company’s independent registered public accounting firm.

All Other Fees are the aggregate fees billed during the years ended June 30, 2026 and 2025 for products and services provided by the Company’s independent registered public accounting firm, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

All the services performed by the Company’s independent registered public accounting firms that are described above were pre-approved by the Company’s Audit Committee or the Board of Directors prior to formation of the Audit Committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on the Company’s independent registered public accounting firms’ engagement to audit the Company’s financial statements for the years ended June 30, 2026 and 2025, were attributed to work performed by persons other than the Company’s independent registered public accounting firm’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Form 10-K:

1.	Financial Statements. Reference is made to the Index to Financial Statements under Item 8. Financial Statements and Supplementary Data in Part II hereof.

2.	Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

(b)	The following exhibits are filed as part of this report.

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed on 06/08/2020
3.2	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference to Company’s Form 8-K filed on 10/17/2023
3.3	Second Certificate of Amendment to Certificate of Incorporation	Incorporated by reference to Company’s Form 10-Q filed on 05/15/2024
3.4	Amended and Restated Bylaws	Incorporated by reference to Company’s Form 8-K filed on 09/26/2025
4.1	Form of Stock Certificate	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
4.2	Description of Registrant’s Securities	Incorporated by reference to Company’s Form 10-K filed on 10/01/24
10.1	Collapsable Container and Genny Agreement with China International Mariner Containers dated 7/6/2018 (included in Exhibit 10.2)	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023
10.2	Assignment of Collapsible Container and Genny Agreement to Collapsible Revolution, LLC . dated 5/31/2021	Incorporated by reference to Company’s Form 8-K filed on 12/27/2023
10.3†#	Employment Agreement - Drew D. Hall dated 09/24/2025	Incorporated by reference to Company’s Form 8-K filed on 12/30/2025
10.4†#	Amended and Restated Employment Agreement – Garrett R. Hall dated 12/30/2025	Incorporated by reference to Company’s Form 8-K filed on 12/30/2025
10.5†#	Amended and Restated Employment Agreement – Matthew J. Albanese dated 12/30/2025	Incorporated by reference to Company’s Form 8-K filed on 12/30/2025
10.6†#	Amended and Restated Employment Agreement – William R. Benz dated 12/30/2025	Incorporated by reference to Company’s Form 8-K filed on 09/26/2025
10.7†	Amendment No. 1 dated August 1, 2026 to Amended and Restated Employment Agreement William R. Benz dated 12/30/2025	Filed herewith
10.8†	Non-Employee Director Compensation Policy	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
10.9†	Restated 2020 Equity Incentive Plan	Incorporated by reference to Company’s Form 10-K filed on 10/01/24
10.10†	Form of Non-Qualified Stock Option Agreement – Employees	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025

10.11†	Form of Stock Option Exercise Agreement - Employees	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
10.12†	Form of Non-Qualified Stock Option Award Agreement - Consultants	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
10.13†	Form of Stock Option Exercise Agreement - Consultants	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
10.14†	Form of Non-Qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
10.15†	Form of Stock Option Exercise Agreement - Non Employee Directors	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
10.16†	Form of Restricted Stock Unit Agreement - Employees	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
10.17†	Form of Advisory Board Agreement	Incorporated by reference to Company’s Form 10-K filed on 10/01/24
10.18	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Company’s Form 10-K filed on 10/01/24
10.19	Promissory Note - $100,000 – Dated June 13, 2025 - Infinity Five, LLC	Incorporated by reference to Company’s Form 10-K filed on 09/19/2025
10.20	Promissory Note Amendment – $100,000 – Dated January 2, 2026 - Infinity Five, LLC	Incorporated by reference to Company’s Form S-1 filed on January 7, 2026
10.21	Promissory note - $100,000 – Dated July 22, 2025 - Charles G. Peterson Living Trust, dated May 25, 2010	Incorporated by reference to Company’s Form 10-K filed on 09/19/2025
10.22	Promissory note - $75,000 – Dated September 2, 2025 - Drew D. Hall	Incorporated by reference to Company’s Form 10-K filed on 09/19/2025
10.23	Promissory note - $35,000 – Dated September 15, 2025– Drew D. Hall	Incorporated by reference to Company’s Form 10-K filed on 09/19/2025
10.24	Promissory note - $50,000 – Dated October 8, 2025 – Drew D. Hall	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
10.25	Promissory note - $40,000 – Dated October 24, 2025 – Drew D. Hall	Incorporated by reference to Company’s Form S-1 filed on January 7, 2026
10.26	Promissory note - $20,000 – Dated November 3, 2025 – Drew D. Hall	Incorporated by reference to Company’s Form S-1 filed on January 7, 2026
10.27	Promissory note - $75,000 – Dated November 25, 2025 – Charles G. Peterson	Incorporated by reference to Company’s Form S-1 filed on January 7, 2026
10.28	Promissory note - $32,500 – Dated December 4, 2025 – Drew D. Hall	Incorporated by reference to Company’s Form S-1 filed on January 7, 2026
10.29	Office Lease Agreement and Extension - Dated January 30, 2025	Incorporated by reference to Company’s Form 10-K filed on 09/19/2025
10.30	Office Lease Agreement and Extension - Dated January 30, 2026	Incorporated by reference to Company’s Form 10-Q filed on 05/15/2026
14.1	Code of Ethics and Business Conduct	Incorporated by reference to Company’s Form 8-K filed on 09/26/2025
19.1	Insider trading policies and procedures	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
21.1	Subsidiaries of the Registrant	Incorporated by reference to Company’s Form 10-K filed on 10/01/24
23.1	Consent of M&K CPAS, PLLC	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Furnished
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company	Furnished
97.1	Executive Officer Compensation Clawback Policy	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
99.5	Audit Committee Charter	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
99.6	Compensation Committee Charter	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
99.7	Nominating and Corporate Governance Committee Charter	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
99.8	Executive Officer Compensation Clawback Policy	Incorporated by reference to Company’s Form S-1 filed on 11/21/2025
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K
104	Cover Page Interactive Data File

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Specific provisions redacted

(c)	None.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GenFlat Holdings, Inc., Registrant

Date: September 25, 2026	By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Drew D. Hall	Chief Executive Officer, Principal Executive Officer, Director	September 25, 2026
Drew D. Hall

/s/ William R. Benz	Chief Financial Officer, Principal Financial and Accounting Officer	September 25, 2026
William R. Benz

/s/ Jonathan M. Hoch	Director	September 25, 2026
Jonathan M. Hoch

/s/ Thomas M. Jenkin	Director	September 25, 2026
Thomas M. Jenkin

/s/ Kevin C. Ortzman	Director	September 25, 2026
Kevin C. Ortzman

/s/ Robbert J. Van Trooijen	Director	September 25, 2026
Robbert J. Van Trooijen

