Form 10-Q
period 2026-09-30
GenFlat Holdings, Inc.
filed 2026-11-09
CIK 1796949

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,105,234 shares of common stock as of November 9, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GenFlat Holdings, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	June 30, 2026
Assets

Current Assets:
Cash	$839,178	$2,463,716
Accounts receivable, net	–	–
Prepaid expenses	1,635,461	852,033
Total current assets	2,474,639	3,315,749

Right of use asset, operating lease	19,575	22,989
Intangible assets, net	7,911	16,045
Rental inventory, net	1,338,577	1,373,389
Total Assets	$3,840,702	$4,728,172

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$148,528	$122,316
Notes payable – current	–	100,000
Right of use liability, operating lease, current	14,536	14,179
Total current liabilities	163,064	236,495

Right of use liability, operating lease, non-current	5,039	8,810
Total Liabilities	168,103	245,305

Commitments and contingencies	–	–

Stockholders' Equity:
Common stock, $0.001 par value 25,000,000 shares authorized, 13,105,234 shares issued and outstanding, respectively	13,105	13,105
Additional paid-in capital	16,613,327	15,606,740
Accumulated deficit	(12,900,991)	(11,093,510)
Total Stockholders' equity attributable to GenFlat Holdings, Inc.	3,725,441	4,526,335
Noncontrolling interest	(52,842)	(43,468)
Total stockholders’ equity	3,672,599	4,482,867
Total Liabilities and Stockholders' Equity	$3,840,702	$4,728,172

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

Revenue	$–	$6,120
Cost of revenue	36,812	21,070
Gross profit	(36,812)	(14,950)

Operating expenses:
Research and development	33,441	–
General and administrative	1,758,798	485,464
Total operating expenses	1,792,239	485,464

Loss from operations	(1,829,051)	(500,414)

Other income (expense):
Interest expense	(805)	(7,490)
Gain on settlement of liabilities	–	4,311
Interest income	13,001	–
Total other income (expense)	12,196	(3,179)

Net loss	(1,816,855)	(503,593)
Noncontrolling interest	(9,374)	(5,192)
Net loss attributable to GenFlat Holdings, Inc.	$(1,807,481)	$(498,401)

Loss per share – basic and diluted attributable to GenFlat Holdings, Inc.	$(0.14)	$(0.05)
Loss per share - basic and diluted attributable to noncontrolling interest.	$(0.00)	$(0.00)

Weighted average shares outstanding – basic	13,105,234	10,732,111
Weighted average shares outstanding – diluted	13,105,234	10,732,111

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Stockholders' Equity

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	Common Stock		Paid In	Stock	Accumulated		Noncontrolling
	Shares	Amount	Capital	Payable	Deficit	Total	Interest	Total

Balance, June 30, 2026	13,105,234	$13,105	$15,606,740	$–	$(11,093,510)	$4,526,335	$(43,468)	$4,482,867
Stock-based compensation	–	–	1,006,587	–	–	1,006,587	–	1,006,587
Net loss	–	–	–	–	(1,807,481)	(1,807,481)	(9,374)	(1,816,855)
Balance, September 30, 2026	13,105,234	$13,105	$16,613,327	$–	$(12,900,991)	$3,725,441	$(52,842)	$3,672,599

Balance, June 30, 2025	10,721,568	$10,721	$7,841,135	$262,000	$(7,818,388)	$295,468	$(3,400)	$292,068
Common stock sold for cash	20,000	20	119,980	(120,000)	–	–	–	–
Common stock issued for settlement of liabilities	16,666	17	99,979	–	–	99,996	–	99,996
Stock-based compensation	–	–	199,698	–	–	199,698	–	199,698
Net Loss	–	–	–	–	(498,401)	(498,401)	(5,192)	(503,593)
Balance, September 30, 2025	10,758,234	$10,758	$8,260,792	$142,000	$(8,316,789)	$96,761	$(8,592)	$88,169

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	September 30, 2026	September 30, 2025

Cash Flows from Operating Activities:
Net loss	$(1,816,855)	$(503,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,134	8,336
Stock-based compensation expense	1,006,587	199,698
Rental inventory – depreciation expense	34,812	18,704
Gain on settlement of liabilities	–	(4,311)
Changes in operating assets and liabilities:
Accounts receivable	–	(6,120)
Prepaid expenses	(783,428)	(15,043
Right of use asset	3,414	3,413
Accounts payable and accrued liabilities	26,212	74,010
Right of use liabilities	(3,414)	(3,413)
Net cash used in operating activities	(1,524,538)	(228,319)

Cash Flows from Investing Activities:
Purchases of property and equipment	–	–
Net cash used in investing activities	–	–

Cash Flows from Financing Activities:
Repayment of notes payable	(100,000)	–
Proceeds from notes payable – related party	–	210,000
Net cash used in/provided by financing activities	(100,000)	210,000

Net change in cash	(1,624,538)	(18,319)

Cash, at beginning of period	2,463,716	49,830

Cash, at end of period	$839,178	$31,511

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,178	$–
Cash paid for income taxes	$–	$–

Noncash Financing activities
Common stock issued for settlement of liabilities	$–	$99,996

See accompanying notes to the unaudited consolidated financial statements.

GenFlat Holdings, Inc.

Notes to Consolidated Financial Statements

For the period ended September 30, 2026

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND GOING CONCERN

GenFlat Holdings, Inc. (the “Company,” “GenFlat,” “we,” “our” or “us”), is an early-stage company that operates as a container sales and leasing company and supplies GenFlat’s patented sustainable collapsible marine container (the “GenFlat Container”) primarily to shipping line customers under a variety of short and long-term lease structures. The GenFlat Container can collapse when emptied and stacked in bundles of four collapsed containers that take the same space as one conventional high cube marine container. When GenFlat Containers are stacked 4-to-1, they can save up to 75% on: 1) freight costs, terminal handling fees, transloading fees, and other fees; 2) carbon emitted by ocean vessels, trucks, and trains by reducing the number of trips necessary; and 3) space required at ports, container yards, and distribution centers.

Manufacturing and marketing of the GenFlat Containers commenced in September 2023. The GenFlat Containers are manufactured by China International Mariner Containers (“CIMC”) in Dalian, China. Also, on August 17, 2026, the Company contracted with SEA BOX, Inc. (“SEA BOX”), a U.S.-based manufacturer and supplier of shipping and storage containers, to manufacture a Twenty-Foot Equivalent Unit (“TEU”) collapsible container prototype for marketing to the United States military.

Liquidity and Going Concern

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2026, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through equity offerings to meet the capital requirements to manufacture its products. However, there is no assurance of additional funding being available through these plans or other sources.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2026, which was filed with the Securities and Exchange Commission (“SEC”) on September 25, 2026. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of September 30, 2026, and for the three months ended September 30, 2026, and 2025. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of June 30, 2026.

Principles of Consolidation

The accompanying consolidated interim financial statements include the accounts of the Company and its majority owned subsidiary, GenFlat, Inc, and its wholly-owned subsidiary Collapsible Revolution, LLC. All intercompany accounts, transactions and balances have been eliminated in consolidation. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Accounts Receivable and the Allowances for Credit losses

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. As of September 30, 2026, and June 30, 2026, the Company had an allowance of $13,127. During the three months ended September 30, 2026, and 2025, the Company recognized credit losses of $0.

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (i.e. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions. During the three months ended September 30, 2026, and 2025, the Company recognized an impairment loss of $0 related to the expected net realizable value of the Company’s 40 foot containers. The Company’s inventory currently consist of genny’s and the Company’s new 40 foot high cube (“HC”) containers.

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

The Company’s sale of rental and new equipment, parts and supplies to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”). The Company recognizes revenue in these transactions when it satisfies a performance obligation by transferring control over a product or service to a customer. These transactions typically contain a single performance obligation, and are recognized at a point in time. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of September 30, 2026, or June 30, 2026.

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

The following table represents the balances of intangible assets as of September 30, 2026, and June 30, 2026:

	Estimated life	September 30, 2026	June 30, 2026

Patent costs	5.75 years	$186,300	$186,300
		186,300	186,300
Accumulated Amortization		(178,389)	(170,255)
Net Intangible		$7,911	$16,045

During the three months ended September 30, 2026, and 2025, the Company recognized amortization expense of $8,134 and $8,336 respectively, on the intangible assets.

NOTE 4. RENTAL INVENTORY, NET

During the years ended June 30, 2026, 2025, and 2024, the Company developed and built its collapsible containers and actuators used to collapse the marine containers. The containers purchased are recognized as rental inventory and are depreciated over their estimated useful lives.

As of September 30, 2026, and June 30, 2026, rental inventory consists of the following:

	Estimated life	September 30, 2026	June 30, 2026

40’ HC GenFlat Container	10 years	$1,341,197	$1,341,197
Genny’s	10 years	50,484	50,484
		1,391,681	1,391,681
Accumulated Depreciation		(53,104)	(18,292)
Rental Inventory, net		$1,338,577	$1,373,389

Depreciation on rental inventory of $34,812 and $18,704 was recognized during the three months ended September 30, 2026 and 2025, respectively and is included in cost of revenue on the accompanying consolidated statements of operations. During the year ended June 30, 2026, the Company entered into a manufacturing agreement to develop 300 new high cube containers. As of September 30, 2026, the Company has received 200 such containers, for which it has paid $1,610,400. The Company expects to incur an additional cost of $1,274,900 for the remaining containers.

NOTE 5. LEASES

The Company maintains an operating lease for its office space. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. On January 3, 2025, the Company extended the operating lease for its office space to expire on January 31, 2026, and agreed to pay $1,320 on a monthly basis. On January 30, 2026, the Company extended the lease to expire on January 31, 2028. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The amount of right-of-use assets and lease liabilities were $19,575 as of September 30, 2026. The amount of right-of-use assets and lease liabilities were $22,989 as of June 30, 2026. Aggregate lease expense for the three months ended September 30, 2026, and 2025 was $3,960 and $3,600, respectively.

		Remaining
	Operating	Term in
	Lease	Years
2027	$14,537
2028	5,038
Total lease payments	19,575
Less: imputed interest	–
Present value of lease liability	$19,575	1.58

NOTE 6. DEBT

Note Payable

On June 13, 2025, the Company entered into a promissory note agreement for a total principal of $100,000. The Company will pay 8.0% per annum, until the total principal is paid in full. The note matures on January 2, 2026, and has no default interest rate. During the three months ended September 30, 2026, the Company repaid a total of $109,178, $100,000 and $9,178 of principal and accrued interest. As of September 30, 2026, and June 30, 2026, the balance owed on the note was $0 and $100,000, respectively. Accrued interest on the note was $0 and $8,373 as of September 30, 2026, and June 30, 2026, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

On September 8, 2023, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the total number of shares of common stock that it shall have authority to issue from 2,000,000 shares to 2,500,000,000 shares. The Amendment was filed with the Secretary of the State of Delaware and became effective on October 16, 2023. On May 17, 2024, the Company effectuated a reverse stock split of its common stock at a ratio of one-for-one hundred (1:100) resulting in the Company’s authorized capital stock consisting of 25,000,000 shares of common stock, par value $0.001 per share.

On July 20, 2026, the Company awarded 330,000 restricted stock units to each of Garrett Hall and Matthew Albanese, respectively. The restricted stock units vest on July 20, 2026. The estimated fair value of the restricted stock units was $917,400, based on the stock price of $1.39 on July 20, 2026. During the three months ended September 30, 2026, the Company recognized expense of $917,400 for the restricted stock units during the period ended September 30, 2026.

During the period ended September 30, 2025, the Company issued a total of 20,000 shares of its common stock for subscriptions paid for during the year ended June 30, 2025. During the period ended September 30, 2025, the Company issued 16,667 shares pursuant to the settlement of $102,496 in notes payable and recognized a loss on settlement of $2,500.

Incentive Stock Options

Pursuant to the Company’s 2020 Equity Incentive Plan, as amended, no more than 1,500,000 shares of Common Stock shall be available for the grant of Awards under the 2020 Equity Incentive Plan. During the terms of the Awards, the Company shall keep available at all times the number of shares of Common Stock required to satisfy such Awards. Shares available for future issuance under the 2020 Equity Plan is 0.

The following table summarizes the stock option activity for the period ended September 30, 2026:

	Number of	Weighted Average Exercise Price
	Options	Per Share
Outstanding at June 30, 2026	739,900	$6.23
Granted	100,000	1.39
Exercised	–	–
Cancelled and expired	–	–
Forfeited and expired	–	–
Outstanding at September 30, 2026	839,900	$5.65

As of September 30, 2026, there were 729,900 stock options exercisable with an intrinsic value of $121,000. During the year ended June 30, 2026, a holder exercised 100 shares of common stock for $600. These shares have not yet been issued.

During the year ended June 30, 2026, the Company issued an aggregate of 40,000 options to purchase common stock to the Company’s directors, following closing of the Public Offering (the “Director Options”). The Director Options have an exercise price of $10.25 per share, a term of 10 years from the date of grant, and vest in 25% increments at the end of each fiscal quarter until fully vested. The estimated fair value of the Director Options was $354,820, which was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.92%; 3) volatility of 128.75% based on a peer group; 4) a common stock price of $10.25, and 5) an expected term of 5.50 years using the simplified method of calculating expected term. During the three months ended September 30, 2026, the Company recognized expense of $22,176 for all option awards and expects to recognize an additional $155,234 through the end of the vesting period.

On July 20, 2026, the Company issued 100,000 options to purchase common stock to the Company’s chief financial officer. The options have an exercise price of $1.39 per share, a term of 5 years from the date of grant, and vest as follows; 50% vest on the grant date, and in 25% increments at each anniversary date until fully vested. The estimated fair value of the options was $99,462, which was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 4.33%; 3) volatility of 118.78% based on a peer group; 4) a common stock price of $1.39, and 5) an expected term of 3.00 years using the simplified method of calculating expected term. During the three months ended September 30, 2026, the Company recognized expense of $55,947 for all option awards and expects to recognize an additional $43,515 through the end of the vesting period.

NOTE 8. RELATED PARTY TRANSACTIONS

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

During the year ended June 30, 2026, the Company entered into a manufacturing agreement to develop 300 new high cube containers. As of September 30, 2026, the Company has received 200 such containers, for which it has paid $1,610,400. The Company expects to incur an additional cost of $1,274,900 for the remaining containers.

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

On September 24, 2025, the Company entered into a written employment agreement with Mr. Garrett Hall as its President, which was amended on December 30, 2025. The employee agreement provided that Mr. Hall’s base salary is $150,000 per year and effective January 1, 2025, Mr. Hall’s employment agreement was modified to provide for an annual salary of $175,000 per year. Upon completion of the Public Offering, Mr. Hall’s base salary increased to $275,000 per year and he is eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Hall will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Upon completion of the Public Offering, Mr. Hall was granted an equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Hall is entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Hall leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Hall will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Hall entered into a written agreement whereby the Company and Mr. Hall mutually rescinded, revoked, annulled, voided and cancelled the restricted stock unit award effective February 4, 2026. As such, the Company did not recognize any compensation cost associated with the restricted stock unit award. On July 20, 2026, Mr. Hall was granted an equity award in the form of 330,000 restricted stock units that vested on July 20, 2026. The Company recognized stock based compensation expense of $458,700 for these awards.

On September 24, 2025, the Board appointed Matthew J. Albanese, age 74, as Chief Commercial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Albanese entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provided that Mr. Albanese’s base salary will be $275,000 per year and he will be eligible for an annual cash bonus of up to $137,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Albanese will also receive a 3% commission on revenue received by the Company for sales/lease transactions entered into and closed with certain entities as set forth in his employee agreement. Mr. Albanese will be granted a sign-on equity award in the form of 330,000 restricted stock units that will vest on February 28, 2026. Mr. Albanese will be entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Albanese leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Albanese will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Albanese entered into a written agreement whereby the Company and Mr. Albanese mutually rescinded, revoked, annulled, voided and cancelled the restricted stock unit award effective February 4, 2026. As such, the Company did not recognize any compensation cost associated with the restricted stock unit award. On July 20, 2026, Mr. Albanese was granted an equity award in the form of 330,000 restricted stock units that vest on July 20, 2026. The Company recognized stock based compensation expense of $458,700 for these awards.

On September 24, 2025, the Board appointed William R. Benz, age 76, as Chief Financial Officer of the Company, effective upon completion of the Public Offering. In connection with his appointment, the Company and Mr. Benz entered into an employment agreement, which was amended on December 30, 2025, effective upon completion of the Public Offering, which provides that Mr. Benz’s base salary was $175,000 per year and he became eligible for an annual cash bonus of up to $87,500 based on the achievement of certain Company’s objectives, as set forth in his employee agreement and at the discretion of the Compensation Committee of the Board of Directors, in addition to any other equity and bonus compensation to be determined by the Compensation Committee of the Board of Directors from time to time at its sole discretion. Mr. Benz will be granted a sign-on equity award in the form of 100,000 stock options that will vest as follows: 50,000 options vest on the option grant date, with the remaining options vesting annually in 25,000 increments on each anniversary of the option grant date. Mr. Benz will be entitled to participate in and receive benefits from all of the Company’s employee benefit plans that are now, or in the future may be maintained by the Company for its employees, including, without limitation, the Company’s health insurance plan. In the event that Mr. Benz leaves the Company’s employment for Good Reason (as defined in his employment agreement) or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Benz will be entitled to receive a severance payment equal to six (6) months of his base compensation as provided for in his employment agreement. On May 12, 2026, the Company and Mr. Benz entered into a written agreement whereby the Company and Mr. Benz mutually rescinded, revoked, annulled, voided and cancelled the option award effective February 4, 2026. As such, the Company did not recognize any compensation cost associated with the option award. On July 20, 2026, Mr. Benz was granted an equity award in the form of 100,000 stock options that will vest as follows: 50,000 options vest on the option grant date, with the remaining options vesting annually in 25,000 increments on each anniversary of the option grant date. The exercise price of the options is $1.39 per share. On August 1, 2026, Mr. Benz’s annual salary was increased to $275,000 per year.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2026.  Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We are an early-stage company that operates as a container sales and leasing company and supplies GenFlat’s patented sustainable collapsible marine container (the “GenFlat Container”) primarily to shipping line customers under a variety of short and long-term lease structures. The GenFlat Container can collapse when emptied and stacked in bundles of four collapsed containers that take the same space as one conventional high cube marine container. When GenFlat Containers are stacked 4-to-1, they can save up to 75% on: 1) freight costs, terminal handling fees, transloading fees, and other fees; 2) carbon emitted by ocean vessels, trucks, and trains by reducing the number of trips necessary; and 3) space required at ports, container yards, and distribution centers.

Manufacturing and marketing of the GenFlat Containers commenced in September 2023. The GenFlat Containers are manufactured by China International Mariner Containers (“CIMC”) in Dalian, China. Also, on August 17, 2026, the Company contracted with SEA BOX, Inc. (“SEA BOX”), a U.S.-based manufacturer and supplier of shipping and storage containers, to manufacture a Twenty-Foot Equivalent Unit (“TEU”) collapsible container prototype for marketing to the United States military.

Commencement of Commercial Operations

We commenced commercial operations in May 2024 but have recognized minimal revenue to date. Presently, our commercial operations consist of one rental agreement and two equipment lease agreements to provide GenFlat Containers to a total of three customers, including one agreement entered into in August 2025 and one agreement entered into in September 2025. The lease agreements demonstrate commercial acceptance of our GenFlat Container. Our Company is also in various stages of evaluation with potential customers to lease GenFlat Containers, including shipping lines, retailers, logistics companies, and the United States military.

For the three months ended September 30, 2026, and 2025, we generated revenue from our operations of $0 and $6,120, and our net losses from operations were $1,829,051 and $500,414, respectively.

Components of Results of Operations

Revenue

Revenue is from fees charged for rental and lease of collapsible marine shipping containers.

Cost of Revenue

Cost of revenue include depreciation expense on rental inventory, freight and transportation costs to move collapsible marine shipping containers.

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

Results of Operations

For the Three Months ended September 30, 2026, compared to the Three Months ended September 30, 2025

The following discussion compares operating data for the three months ended September 30, 2026, to the data for the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

Revenue	$–	$6,120	$(6,120)	100%
Cost of revenue	36,812	21,070	15,742	75%
Gross Profit	(36,812)	(14,950)	(21,862)	146%
Research and Development	33,441	–	33,441	100%
General and administrative	1,758,798	485,464	1,273,334	262%
Total operating expenses	1,792,239	485,464	1,306,775	269%
Loss from operations	$(1,829,051)	$(500,414)	$1,328,637	266%

Revenue

Revenue was $0 for the three months ended September 30, 2026, as compared to $6,120 for 2025, a decrease of $6,120.

Cost of revenue

Cost of revenue was $36,812 for the three months ended September 30, 2026, as compared to $21,070 for 2025, an increase of $15,742. The cost of revenue for the three months ended September 30, 2026, primarily related to $34,812 of depreciation expense of rental inventory, and $2,000 transportation expenses of the Company’s collapsible marine container. The cost of revenue for the three months ended September 30, 2025, primarily related to $18,704 of depreciation expense of rental inventory, and $2,365 transportation expenses of the Company’s collapsible marine container.

Research and Development Expenses

Research and development expenses were $33,441 for the three months ended September 30, 2026, as compared to $0 for 2025, an increase of $33,441, which was the result of increased engineering, consulting and research and development activity of the Company’s collapsible marine containers.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026, were $1,758,798, compared to $485,464 for 2025, an increase of $1,273,334, which primarily related to an increase in stock-based compensation expense of $806,889 associated with advisor agreements executed during the three months ended September 30, 2026, increased payroll expense of $189,544 associated with increased employee headcount compared to the prior comparable period, an increase of $73,294 in professional, advisory and consulting fees, a $71,024 increase in travel costs, and $57,250 of director fees related to board of directors payments in the current period ended September 30, 2026.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended September 30, 2026, and 2025:

	Three months ended September 30,
	2026	2025
Cash flows used in operating activities	$(1,524,538)	$(228,319)
Cash flows used in investing activities	–	–
Cash flows (used in) provided by financing activities	(100,000)	210,000

Net change in cash	$(1,624,538)	$(18,319)

Operating Activities

Cash used in operating activities is primarily the result of our operating losses, reduced by the impact of non-cash expenses, including non-cash depreciation and amortization expenses, and changes in the asset and liability accounts.

Net cash used in operating activities for the three months ended September 30, 2026, was $1,524,538 versus net cash used in operating activities of $228,319 for the three months ended September 30, 2025, an increase of $1,296,219. The increase in net cash used in operating activities was primarily due to increased spending on deposits for the Company’s inventory, increased payroll from new officers in the current period, and higher operating costs compared to the prior period.

We expect cash used in operating activities to fluctuate significantly in future periods because of a number of factors, some of which are outside of our control, including, among others: obtaining additional lease contracts and the success we achieve in generating revenue.

Investing Activities

There was no cash flow from investing activities during the three months ended September 30, 2026, and September 30, 2025.

Financing Activities

Net cash used in financing activities during the three months ended September 30, 2026, was $100,000 and consisted of repayment of notes payable.

Net cash provided by financing activities during the three months ended September 30, 2025, was $210,000 and consisted of proceeds from notes payable. During the three months ended September 30, 2025, the Company issued 16,667 shares pursuant to the conversion of $102,496 in notes payable and recognized a loss on settlement of $2,500.

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

As of September 30, 2026, we had cash of $839,178, and working capital of $2,311,575. We believe that our existing cash will not be sufficient to fund our present operations during the next 12 months and beyond. The Company’s audited annual consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2026, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has initiated a formal sales and marketing plan including direct email campaigns, industry events, and business to business digital advertising to generate sales. The Company also intends to raise funds through issuance of promissory notes and an equity offering to meet the capital requirements to manufacture its products. However, there is no assurance of additional funding being available through these plans or other sources.

On July 20, 2026, the Company awarded 330,000 restricted stock units to each of Garrett Hall and Matthew Albanese, respectively. The restricted stock units vest on July 20, 2026. The estimated fair value of the restricted stock units was $917,400, based on the stock price of $1.39 on July 20, 2026.

During the year ended June 30, 2026, the Company sold a total of 2,377,000 shares of common stock in exchange for net cash proceeds of $6,426,690. During the year ended June 30, 2026, the Company issued 43,667 shares sold for $262,000 during the year June 30, 2025, and was recorded as subscription payable on the consolidated balance sheet as of June 30, 2025. The Company also issued 16,666 shares for the settlement of liabilities of $102,496 during the year ended June 30, 2026. During the year ended June 30, 2026, the Company cancelled 10,000 shares of common stock that were issued in 2021 related to a prior merger agreement.

During the period ended September 30, 2025, the Company issued a total of 20,000 shares of its common stock for subscriptions paid for during the year ended June 30, 2025.

During the period ended September 30, 2025, the Company issued 16,667 shares pursuant to the settlement of $99,996 in notes payable and $4,311 of accrued interest.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment necessary to conduct our operations on an as needed basis.

Contractual Obligations

As of September 30, 2026, there were no material changes in our contractual obligations from those disclosed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2026, other than those appearing in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The Company’s sale of rental and new equipment, parts and supplies to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, ("Topic 606"). The Company recognizes revenue in these transactions when it satisfies a performance obligation by transferring control over a product or service to a customer. These transactions typically contain a single performance obligation, and are recognized at a point in time. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

Rental Inventory

Rental inventory consists of collapsible marine shipping containers. Rental inventory is stated at cost, with an estimated useful life of 10 years. Generally, when rental equipment is acquired, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g. equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable rental equipment at the expected time of disposal. The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of rental equipment in response to changed market conditions. We had an inventory impairment loss of $0 at September 30, 2026, and 2025, related to a decline in the expected net realizable value of the 40 foot containers.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer,, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses in our internal control over financial reporting as of September 30, 2026, include the following:

•	We do not have written documentation of our internal control policies and procedures.

•	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1305) or combination of control deficiencies that result in more than a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a)	On August 1, 2026, the Company entered into an employee agreement amendment with William R. Benz, the Company’s Chief Financial Officer. The employee agreement amendment changes Mr. Benz’s base salary to $275,000 per year, effective August 1, 2026.

(b)	None.

(c)	During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Index

Exhibit No.	Description
10.1†#	Amended and Restated Employment Agreement – William R. Benz dated 12/30/2025	Incorporated by reference to Company’s Form 8-K filed on 12/30/2025
10.2†	Amendment No. 1 dated August 1, 2026 to Amended and Restated Employment Agreement William R. Benz dated 12/30/2025	Incorporated by reference to Company’s Form 10-K filed on 09/25/2026
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed Herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed Herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Furnished
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Furnished
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q	Filed Herewith
101.INS	Inline XBRL Instance Document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

†	Indicates a management contract or any compensatory plan, contract or arrangement
#	Certain provisions redacted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenFlat Holdings, Inc., Registrant

Date: November 9, 2026	By:	/s/ Drew D. Hall
Drew D. Hall
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026		/s/ William R. Benz
William R. Benz
Chief Financial Officer, (Principal Financial and Accounting Officer)

